Form 10-Q
period 2008-02-29
Principle Security International, Inc.
filed 2008-04-14
CIK 1410690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-145730

PRINCIPLE SECURITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Unit B – 2015 Burrard Street
Vancouver, British Columbia
Canada V6J 3H4
(Address of principal executive offices, including zip code.)

(778) 233-3562
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ X ]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,518,000 as of April 10, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheets (Unaudited)
(Stated in US Dollars)

As at	February 29,	May 31,
	2008	2007
	$	$

ASSETS

Current
Cash and cash equivalents	9,200	59,309
Goods and services tax recoverable	157	158
	9,357	59,467

Equipment – net of $550 depreciation	1,765	2,045

Total Assets	11,122	61,512

LIABILITIES
Current
Accounts payable and accrued liabilities	275	2,124
Advances from a related party (Note 4)	15,020	20

Total Liabilities	15,295	2,144

STOCKHOLDERS’ EQUITY

Preferred Stock: $0.00001 par value; authorized 100,000,000 preferred shares; none issued

Common Stock: $0.00001 par value; authorized 100,000,000 common shares; 8,518,000 shares issued and outstanding
(Note 5)	85	85

Additional Paid-In Capital	78,615	78,615

Deficit Accumulated During the Development Stage	(82,873)	(19,332)

Total Stockholders’ Equity	(4,173)	59,368

Total Liabilities and Stockholders’ Equity	11,122	61,512

NOTE 1 – ORGANIZATION AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Consolidated Financial Statements

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
(Stated in US Dollars)
				Cumulative From
			Three and	November 27,
	Three Month	Nine Month	Nine Month	2006 (Date of
	Period Ended	Period Ended	Period Ended	Inception) to
	February 29,	February 29,	February 28,	February 29,
	2008	2008	2007	2008
	$	$	$	$

Revenue	-	-	-	-

General and Administrative Expenses

Accounting and administration	400	1,900	-	2,050
Audit fees	1,802	10,493	-	10,493
Bank charges	109	256	154	651
Consulting fees	16,089	27,894	-	31,376
Depreciation	172	509	-	550
Legal fees	10,509	10,825	824	21,662
Marketing & Advertising	-	-	-	156
Office expenses	143	437	319	1,060
Office rent	1,020	3,479	-	4,784
Security supplies, uniforms, general	549	1,256	626	2,725
Telephone and internet fees	228	1,077	-	1,077
Transfer agent and filing fees	111	1,741	445	2,236
Vehicle Expense	1,227	4,329	-	4,329
Loss (gain) on foreign exchange	(182)	(655)	69	(276)

Net Loss for the Period	(32,177)	(63,541)	(2,437)	(82,873)

Basic and Diluted Loss Per Share	(0.00)	(0.01)	(0.00)

Weighted Average Number of
Shares Outstanding	8,518,000	8,518,000	2,784,946

See accompanying Notes to the Consolidated Financial Statements

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statement of Stockholder’s Equity (Unaudited)
(Stated in US Dollars)

From Inception on November 27, 2006 to February 29, 2008:

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
		$	$	$	$

Common stock issued for cash,	2,500,000	25	2,475	-	2,500
November 28, 2007, to an officer
and director at $0.001 per share

Common stock issued for cash,
February 23, 2007, at $0.0075 per	5,800,000	58	43,442	-	43,500
share

Common stock issued for cash,
May 8, 2007 at $0.15 per share	218,000	2	32,698	-	32,700

Net loss for the year ended
May 31, 2007	-	-	-	(19,332)	(19,332)

Balance, May 31, 2007	8,518,000	85	78,615	(19,332)	59,368

Net loss for the period ended
August 31, 2007	-	-	-	(18,371)	(18,371)

Balance, August 31, 2007	8,518,000	85	78,615	(37,703)	40,997

Net loss for the period ended
November 30, 2007	-	-	-	(12,993)	(12,993)

Balance, November 30, 2007	8,518,000	85	78,615	(50,696)	28,004

Net loss for the period ended
February 29, 2008	-	-	-	(32,177)	(32,177)

Balance, February 29, 2008	8,518,000	85	78,615	(82,873)	(4,173)

See accompanying Notes to the Consolidated Financial Statements

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
(Stated in US Dollars)

			Cumulative From
	Nine Month	Nine Month	November 27, 2006
	Period Ended	Period Ended	(Date of Inception)
	February 29,	February 28,	to February 29,
	2008	2007	2008
	$	$	$
Cash provided by (used in):

Operating Activities

Loss from operations	(63,541)	(2,437)	(82,873)

Items not requiring cash outlay
Amortization	280	-	321
Cash provided by (used in) operating
assets and liabilities:
Goods and services tax recoverable	1	(48)	(157)
Accounts payable and accrued liabilities	(1,849)	-	275
Advances from related parties	15,000	20	15,020

Net cash used in operating activities	(50,109)	(2,465)	(67,414)

Investing Activities

Purchase of computer equipment	-	-	(2,086)

Net cash used in investing activities	-	-	(2,086)

Financing Activities

Common stock issued for cash	-	46,000	78,700

Net cash provided by financing activities	-	46,000	78,700

Cash and cash equivalents at beginning of period	59,309	-	-

Cash and cash equivalents at end of period	9,200	43,535	9,200

Supplementary Disclosure of
Statements of Cash Flows Information

Interest Paid	-	-	-
Foreign Exchange Gain	655	69	276
Income Taxes (Note 6)	-	-	-

See accompanying Notes to the Consolidated Financial Statements

     PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 29, 2008

Note 1 – Organization and Continuance of Operations

The Company was incorporated under the laws of Nevada, on November 27, 2006. The Company is a development stage company that has recently commenced its intended operations to provide security guard and other related security services. The Company intends to conduct its business through its wholly owned subsidiary, Principle Security International Incorporated, a company incorporated in Canada.

These financial statements represent the presentation on a consolidated basis of the accounts of the Company and its wholly owned subsidiary, Principle Security International Incorporated, a company incorporated under the laws of British Columbia, Canada on November 29, 2006.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unuadited financial statements have been included and all such adjustments are of a normal, recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto as at May 31, 2007. Operating results for the nine-month period ended February 29, 2008 are not necessarily indicative of the results that can be expected for the year ended May 31, 2008.

The Company’s business is in the development stage. To date, the Company has not generated any revenue. The Company has limited cash resources and will likely require new financing, either through issuing shares or debt to continue the development of its business. Management intends to offer for sale additional common stock, however, there can be no assurance that it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2 – Principles of Consolidation

The consolidated financial statements include the accounts of Principle Security International, Inc. and Principle Security International Incorporated. All inter-company transactions and liabilities have been eliminated on consolidation.

Note 3 - Summary of Significant Accounting Policies

(a)	Basis of Accounting

These financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America, and are presented in United States dollars.

(b)	Year End

The Company’s fiscal year end is May 31.

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 29, 2008

Note 3 - Summary of Significant Accounting Policies (continued)

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

As at February 29, 2008 the Company has cash and cash equivalents in the amount of $US 5,670 which are over the insured limit. As at the same date, the Company has $ nil of cash equivalents.

(d)	Impairment of Long-Live Assets and Long-Live Assets to be Disposed of

The Company has adopted the provisions of SFAS No. 144 “Accounting for the Impairment of Long- Lived Assets to be Disposed of”. SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal.

Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company’s long-lived assets as at February 29, 2008.

(e)	Equipment

Equipment is recorded at cost on acquisition.

Amortization is provided for on a declining balance basis over the estimated useful lives of the assets at the following annual rates:

Computer software and hardware 30%
Furniture and fixtures 20%

(f)	Advertising Costs

All advertising costs, including production and media broadcasts are expensed as incurred. In the period ended February 29, 2008 there was $ nil in advertising and marketing expenses incurred.

     PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 29, 2008

Note 3 - Summary of Significant Accounting Policies (continued)

(g)	Foreign Currency Translation

The Company's functional currency is the United States dollar. Some transactions occur in Canadian currency, and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on foreign currency translation are included in operations in the period in which they are incurred.

(h)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholder’s equity that, under United States of America generally accepted accounting principles, are excluded from net income (loss), such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. As at February 29, 2008, the Company has no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

(i)	Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

Due to the uncertainty regarding the Company’s future profitability, the future tax benefits of its losses have been fully reserved for and no net tax benefit has been recorded.

(j)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

     PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 29, 2008

Note 3 - Summary of Significant Accounting Policies (continued)

(k)	Financial Instruments

The fair value of cash and cash equivalents, accounts payable and accrued liabilities and advances from a related party were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments. Financial instruments that potentially subject the Company to credit risk consist principally of cash. Management does not believe the Company is exposed to significant credit risk.

Management, as well, does not believe the Company is exposed to significant interest rate risks during the period presented in these financial statements.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

(l)	Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

(m)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its financial statements. SFAS No. 160 is effective for fiscal years beginning October 1, 2009.

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in fiscal years beginning November 1, 2009. The Company is evaluating the impact adopting SFAS 141R will have on its financial statements.

     PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 29, 2008

Note 3 - Summary of Significant Accounting Policies (continued)

              (m)      Recent Accounting Pronouncements (continued)

The Financial Accounting Standards Board (FASB) has recently issued Statement of Financial Accounting Standard (SFAS) No. 155 to No. 159 but they will not have any relationship to the current operations of the Company. Therefore, a description and its impact on the Company’s operation and financial position for each have not been disclosed.

Note 4 – Advances from and Transactions with a Related Party

A director and officer of the Company is owed $15,020 for expenses paid on behalf of the Company. The amount due is non-interest bearing, has no stated terms of repayment and is unsecured.

The Company paid $27,894 to its director and officer as consulting fees during the period ended February 29, 2008.

Note 5 – Common Stock

The common stock is not subject to warrants, agreements or options at February 29, 2008.

Note 6 - Income Taxes

No provision for income taxes has been made for the periods presented as the Company has incurred net losses.

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:

	February 29, 2008	May 31, 2007
	$	$
Net operating loss carry forwards
(expiring in 2027)	82,873	19,332

Statutory tax rate	15% - 34.5%	15% - 34.5%

Deferred tax assets	22,000	4,500

Less: Valuation allowance	(22,000)	(4,500)

Net deferred tax assets	-	-

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

     Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

     As used in this quarterly report the terms “we”, “us”, “our”, the “Company” and “PSI” means Principle Security International, Inc., unless otherwise indicated.

General

     We were incorporated in the State of Nevada on November 27, 2006. We are an early development stage corporation. Through our wholly owned Canadian subsidiary, Principle Security International Incorporated, we are working towards the establishment of a customer service oriented security firm specializing in uniformed guard services, Private Investigations and a training facility for security personnel. We have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin to implement our business plan and begin to provide our security guard services. Accordingly, we must raise cash from sources other than the sale of our services. Our only other source for cash at this time is investment by others.

     We have not generated any revenues as we have been unable to secure a contract. Our sole officer and director has been building a database of potential clients. He will be maintaining the database on an on-going basis. He has been actively contacting a number of businesses in hopes of securing a contract, but has not done so to date.

     Since inception, the Company issued 8,518,000 shares of common stock via private placement for cash proceeds of $78,700. On November 28, 2006, we issued 2,500,000 shares of common stock through a private placement pursuant to section Regulation S of the Securities Act of 1933 to our sole officer and director, Mr. Charles Payne in consideration of $2,500. On February 23, 2007, we completed a private placement of 5,800,000 shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $43,500. On May 8, 2007, we completed an additional private placement of 218,000 shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $32,700.

     All of the issued and outstanding shares of common stock were issued pursuant to Reg. S of the Securities Act of 1933. All transactions closed outside the United States of America with non-US persons.

     We had cash resources of $ 9,200 as at February 29, 2008. Currently, we do not have sufficient funds to implement our business plan as we will continue to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. Our only other source for cash at this time is investment by others.

     We will need to try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise money in the future. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities.

Product/Service Description

     Through our wholly owned Canadian subsidiary, Principle Security International Incorporated, we are working towards the establishment of a customer service oriented security firm specializing in uniformed guard services, private investigations and a training facility for security personnel.

Uniformed Guard Services

     Specifically we plan to implement two main revenue streams, static guards and mobile guards.

1.  Static Guards- A static guard is one who mans a post such as in an office building or a shopping mall. These guards will be billed on an hourly basis with the rate starting at C$23.00 per hour. There will be some variety in guard packages available which will be reflected in billing rates:

     Guard Profile A: This is referred to as a “high profile guard”. The uniform will consist of a bomber jacket, collared shirt, cargo pants and boots. This type of service will be used at sites where a high deterrent factor is required and there is a need for security to be readily apparent. Examples of this would be shopping malls, campuses, hospitals and community patrols. All of these uniforms will have company logos and multiple badges clearly identifying staff as security. This type of guard package will be the standard one provided by PSI and will be billed at the base rate.

     Guard Profile B: This is referred to as a “low profile guard”. This uniform will include a blazer, dress pants, dress shoes and a shirt and tie. Typically, this presentation will be used at sites such as office buildings, conventions, annual general meetings and other places where a more subtle approach is needed. Jackets will have logos visible to facilitate identification as security staff but they will not be as obvious as the “high profile” uniform. There is typically less of a demand for this service and billing will start at base and be discounted from there.

     Guard Profile C: This service will be very low key and the uniform is referred to as “business attire”. This consists of a conservative suit, shirt and tie with dress shoes. This format will be used when absolute discretion is required and will only be available to clients that truly need the service. There will be no logos or badges visible; instead staff will wear a discreet lapel pin identifying them as security personnel. This will only be available at a premium rate.

2.  Mobile Guards -There will be two different forms of mobile security available. The first will be mountain bike patrols and the second will be vehicle patrols. There are two functions that Mobile will provide:

     A) Patrols: Often a client’s situation does not necessitate security staff on site 24/7. An effective compromise that will deliver a solid security presence is mobile patrols. Typically mobile patrols occur only after regular business hours. The client will specify, after consultation with PSI staff, when patrols are required. A time window, usually consisting of several hours, will be decided on and the mobile patrol, which may take only 20 – 30 minutes, will be conducted in that window at a different time every day. Mobile patrols are often used in conjunction with a static guard. The static guard maintains site security during business hours and mobile patrols take over for the remainder of the night.

     Billing is dependant on how long it takes to patrol the site according to the client’s criteria. The standard is C$0.75 per minute with a minimum billing of 15 minutes which includes five minutes for travel time and five minutes for report writing.

     B) Alarm/Crisis Response: Alarm systems in the home and office are becoming very common. In many areas the police will not respond when the alarm is set off unless it has been verified by a third party to be an actual break and enter. Our Mobile staff will attend to and properly investigate the site when an alarm has been triggered. They will then proceed to either contact the authorities or whomever the client dictates depending on the situation. Our service will be available 24 hours a day and will deliver true peace of mind.

     Billing for alarm/crisis response will either be on a per attendance basis or as an ongoing security subscription. The attendance fee of C$50.00 allows for 30 minutes of on site time which is sufficient to conduct the majority of alarm investigations. Should the attendance require more time then any additional minutes will be billed at the patrol rate of C$0.75 per minute. If clients prefer they can be billed C$10.00 per month, with a minimum 1 year contract, which allows them three alarm investigations per year. If the investigation takes longer than 30 minutes then extra time is billed as above. Subsequent alarm investigations would be billed as an attendance.

Private Investigations

     The primary market for private investigations services in British Columbia is fraud investigations through the Insurance Corporation of British Columbia (ICBC) and the Worker’s Compensation Board (WCB). In order to conduct such investigations it is required that each private investigator (PI) and the private investigation company be vetted through these agencies own special investigative units (SIU). Once the vetting process is complete, a vendor number is issued and the company can now pursue contracts. Other private investigative services will be offered on a limited per case basis mainly to existing clientele. Through our President, Charles Payne, we currently have relationships with accredited PIs who are available immediately if needed as subcontractors. All investigations will be billed at approximately C$95.00 per hour.

Accredited Training School for Security Personnel

     In order to better control quality and delivery of the product, we will also maintain an accredited security training facility. The main courses that will be taught will be the required Basic Standards Training 1 and 2 that all contract guards must pass in order to be licensed. We anticipate charging a fee of C$350 per student to offer both courses. Other courses will be offered to clients according to their needs and special courses can be designed to meet specific requirements. These courses will be billed on a per course basis that will be determined later.

Plan of Operation

     Our business plan is to become a manpower oriented security provider. Our services will include specialized uniformed guard services, a private investigations division and an accredited training school for security personnel. At the time that we designed our original business plan, our intention was to focus foremost, on contracting out uniformed guards which would be hired out on a contract basis to select clientele. With the recent changes to the Private Investigators and Security Agencies Act (PISA), in British Columbia, we have redirected our original business plan to prioritize the establishment of the accredited security training school.

      Effective November 2007, the provincial government of British Columbia announced that the Security Services Act (SSA) will replace the PISA. Implementation will be phased in over a two year period. As part of the legislative changes introduced under the SSA, an increased number of security service providers throughout the province of British Columbia are now required to undergo licensing and training. Additions will include; Armored Car Guards, Doorpersons/Bouncers, Bodyguards and In-House Security Patrol & Private Investigators. Licensing and training is a mandatory requirement for contract security guards in British Columbia and there currently exists a market for these services. With the recent changes to the Private Investigators and Security Agencies Act, we anticipate that the market for these services will expand, creating increased business opportunities for the Company.

     We have begun the application process to establish the security training facility and are currently scouting suitable properties that meet both the Company’s and the Ministry’s needs. The main courses that will be taught will be the required Basic Standards Training 1 and 2 that all security guards must pass in order to be licensed. Initially, all training will be provided by Charles Payne, our sole officer and director who has taught both the mandatory security courses, basic standards training, and advanced courses in private investigation, close protection and loss prevention in the past. Additional trainers will be hired, if needed at a later date when we have begun to generate revenues from our training school.

     We anticipate charging a fee of C$350 per student to offer both courses. Classes will be held throughout the week, dependent upon the number of students and demand. We also intend to offer specific training courses tailored to the client’s requests including; campus security, film security, hospital security, hotel security, office tower security etc. These courses will be billed on a per course basis that will be determined later.

     Now that we have completed our initial financing and established our office we will be moving forward with the necessary logistical requirements needed to further our business plan.

     We plan to complete our web page under the URL address www.principlesecurity.ca. We anticipate that it will cost $500 to set up our webpage. Most of the design and set up will be done by our sole officer and director. We will need to incorporate several changes into the design of our webpage to reflect the Company’s current focus on the establishment of the accredited training facility. We expect to complete the website once we have secured a suitable location for the accredited training school.

     We will continue our search to locate a suitable site to establish the training school. We anticipate that the costs associated with the set up of the security training facility will be approximately $4000 and be operational by August 2008. We have been working with several leasing agents to help us find an appropriate location for the school in the municipalities of Vancouver, Burnaby and Coquitlam, British Columbia but our efforts have not yielded any promising prospects. Most properties we have considered would either not allow for the appropriate zoning conditions necessary to operate a training facility or the proposed rental fees would exceed what our current budget would allow for. Concurrent with the scouting of a suitable location for the training school we will work towards finalizing the Approved Security Training School Application with the Private Career Training Institutions Agency of British Columbia (PCTIA). The applicable fee to file the application is C$2,125.

     Once the website is fully functional and the accredited training school is established, we intend to focus on marketing and advertising. We will place employment ads through various local media streams to attract clientele for the training school. We estimate that we will require approximately $2,000 for advertising expenses. Our sole officer and director has been actively seeking prospective clients through his networking contacts on an on-going basis and will continue to do so.

     We do not intend to hire any employees or develop the uniformed guard services and private investigative services until we have established our training school and acquired a steady stream of clients and revenues. Once we have successfully established the training school, we plan to launch the uniformed guards service sector of our business plan and will direct our energies towards the development of the initial static guard sites.

     Currently, we do not have sufficient funds to carry out our business plan and we will need to raise additional capital from a public offering, a private placement or loans. We anticipate that additional funding will be in the form of issuance of debt and/or equity financing from the sale of our common stock. However, we have no assurance that we will be able to raise sufficient funds from the sale of our common stock to pay all of our anticipated expenses. Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of equity offering and debt financing but has not entered into any agreement for any of the foregoing. There can be no assurance that additional financing will be available to us when needed, or, if available, that it can be obtained on commercially reasonable terms. We currently have no plans or commitments for additional funding. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities.

     We have no employees, other than our sole officer and director, Charles Payne. We do not intend to hire additional employees at this time. Since inception, our sole officer has been compensated for his administrative and consulting services to the Company and paid C$2,000 a month. Payment to

Mr. Payne will be suspended as the Company does not have sufficient funds to do so but may be reinstated once additional funds become available.

     We will not be conducting any research. We are not going to buy or sell any property or significant equipment during the next twelve months.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the implementation of our business plan, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we must we attract, hire and train suitable security guards and personnel. We must source out customers to buy our services and then be able to provide those services at a profit to us. If we are unable to operate our business profitably, we may use up all of our available capital and will need to seek additional financing. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception to February 29, 2008

     We were incorporated on November 27, 2006. On November 29, 2006 we incorporated our wholly owned subsidiary in Canada to conduct our business operations in the Greater Vancouver area.

     The Company has commenced operations. Since inception we have been implementing the early phases of our business plan; including the establishment of our office, making application for our security business license, making application and scouting locations for the accredited security training facility, making application for our Surety bond, registering the URL address necessary to create our website, building a database of potential clients, commencing interviews to hire our salesperson, designing our corporate logos/badges and ordering our uniforms.

     On December 15, 2006 we obtained our Surety Bond in the amount of C$5,000 as required by the Private Investigators and Security Agencies Act. This bond enabled us to make application for a security business license. On January 3, 2007, we were granted our security business license. This license has been renewed and is now valid until February 3, 2009. This license enables us to carry on a business in the categories of “private investigator” and “security patrol”. We have established our office and continue to lease office space on a month to month basis at a cost of C$500 per month from a non-related third party. We have initiated work on our basic web page under the URL address www.principlesecurity.ca.

     We have made application to our suppliers and completed the design of our corporate logo and uniforms. We recently underwent a standard inspection by the Ministry of the Attorney General working under Security Programs and we passed the inspection.

     Net cash from the sale of shares from inception on November 27, 2006 to February 29, 2008 was $78,700. As at February 29, 2008 we have an accumulated deficit of $82,873. This includes attorney fees of $20,000 paid to Conrad C. Lysiak in connection with the preparation of our incorporation and registration statement, $1,662 in legal fees, $31,376 paid to our sole officer and director, $4,784 in office rent, $2,881 in costs relating to the start-up of the security business, $2,236 for transfer agent and filing fees, $10,493 in audit fees and $9,441 in general office expenses.

Liquidity and Capital Resources

     As of the date of this prospectus, we have yet to generate any revenues from our business activities.

     On November 28, 2006, we issued 2,500,000 shares of common stock through a private placement pursuant to section Regulation S of the Securities Act of 1933 to our sole officer and director, Mr. Charles Payne in consideration of $2,500. The shares were sold to a non-US person and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     On February 23, 2007, we completed a private placement of 5,800,000 shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $43,500. All of these shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     On May 8, 2007, we completed a private placement of 218,000 shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $32,700. All of these shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     As of February 29, 2008 our total assets were $11,122, comprising $9,200 in cash, $157 in goods and services tax recoverable and $1,765 in equipment (net of $550 depreciation) and our total liabilities were $15,295.

ITEM 4.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

     Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect theses controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 10th day of April, 2008.

PRINCIPLE SECURITY INTERNATIONAL, INC.
(Registrant)

BY:   CHARLES PAYNE
         Charles Payne
         President, Principal Executive Officer, Principal
         Accounting Officer, Principal Financial Officer,
         Secretary/Treasurer, and member of the Board of
         Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).