Form 10-K
period 2008-05-31
Principle Security International, Inc.
filed 2008-09-09
CIK 1410690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2008

Commission file number 333-145730

PRINCIPLE SECURITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

Unit B – 2015 Burrard Street
Vancouver, British Columbia
Canada V6J 3H4
(Address of principal executive offices, including zip code.)

(778) 233-3562
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [   ] Yes    No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:  [   ] Yes    No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes    [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy if information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[	]	Accelerated filer [ ]
Non-accelerated filer	[	]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ] Yes    [ X ] No

On August 20, 2008, the Registrant had 8,518,000 outstanding common shares of voting common stock.

The aggregate market value of the voting common stock held by non-affiliates (6,018,000 shares of voting common stock) as of November 30, 2007, computed at the par value of the stock of $0.001 was $6,018 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

PART I

ITEM 1.      BUSINESS

History of Operations

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

     We had cash resources of $ 21,067 as at May 31, 2008 and have accumulated losses during the development stage of $91,583. We expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern. We believe that we cannot sustain our operations from existing working capital and operations over the next 12 months. In view of these matters, our ability to continue as a going concern is dependant upon our ability to meet our financial requirements, raise additional capital; which may likely involve the further issuance of capital stock, and the success of our future operations.

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

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.      PROPERTIES

     From April 1, 2007 to March 31, 2008, we leased our office space at Unit B-2015 Burrard Street, Vancouver, BC V6J 3H4 from Prominex Financial Services Ltd. Our lease with Prominex expired March 31, 2008 and has not been renewed.

ITEM 3.      LEGAL PROCEEDINGS

     We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our shares of Common Stock are issued in registered form. Signature Stock Transfer, Inc. PMB 317, 2220 Coit Road, Suite 480, Plano, TX 75075, Telephone: (972) 612-4120; Facsimile: (972) 612-4122 is the transfer agent for our common shares.

     Currently there is no market for our Common Stock. We intend to apply to the Financial Industry Regulatory Association, over-the-counter bulletin board for the quotation of our common stock. If our shares are listed for trading on the Bulletin Board, the price of the shares will be established by the market.

Holders

     As at August 20, 2008 the Company had 36 shareholders of record of Common Stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company.

Dividends

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit the Company’s ability to pay dividends in its common stock.

Section Rule 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6, and 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

     Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

     Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

     Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

     Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

     The application of the penny stock rules may affect your ability to resell your shares.

Securities Authorized for Issuance Under Equity Compensation Plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.      SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management’s Discussion and Analysis of Financial Condition or Plan of Operation and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, the Company’s management. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and other financial information appearing elsewhere in this annual report on Form 10-K.

History of Operations

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

     We have not generated any revenues as we have been unable to secure a contract. Our sole officer and director has been building a database of potential clients. He will be maintaining the database on an on-going basis. For the fiscal years of 2008 and 2007 much of the Company’s resources were directed at securing a contract to perform uniformed guard services and establishing the training facility for security personnel. Our sole officer and director has been actively contacting a number of businesses in order to secure a contract, but has not done so to date.

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

     We had cash resources of $ 21,067 as at May 31, 2008. We will continue to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. We will need to try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise money in the future. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities.

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

     Effective November 2007, the provincial government of British Columbia announced that the Security Services Act (SSA) will replace the PISA. Implementation was expected to be phased in over a two year period. As part of the legislative changes introduced under the SSA, an increased number of security service providers throughout the province of British Columbia are now required to undergo licensing and training. Additions will include; Armored Car Guards, Doorpersons/Bouncers, Bodyguards and In-House Security Patrol & Private Investigators. Licensing and training is a mandatory requirement for contract security guards in British Columbia and there currently exists a market for these services.

     Subsequent to the end of the period, the provincial government of British Columbia confirmed that the new Security Services Act (SSA) will come into force September 1, 2008. As there are training and experience qualifications associated with most license types, the new groups are being provided a transition time to prepare for licensing. All groups are required to be compliant with the new legislation by November 1, 2009.

     With a concrete enforcement date for the new legislative changes in place, we anticipate that the market for these services will expand, creating increased business opportunities for the Company.

     We have begun the application process to establish the security training facility and are continuing to scout suitable properties that meet both the Company’s and the Ministry’s needs. The main courses that will be taught will be the required Basic Standards Training 1 and 2 that all security guards must pass in order to be licensed. Initially, all training will be provided by Charles Payne, our sole officer and director who has taught both the mandatory security courses, basic standards training, and advanced courses in private investigation, close protection and loss prevention in the past. Additional trainers will be hired, if needed at a later date when we have begun to generate revenues from our training school. We anticipate charging a fee of C$350 per student to offer both courses. Classes will be held throughout the week, dependent upon the number of students and demand. We also intend to offer specific training courses tailored to the client’s requests including; campus security, film security, hospital security, hotel security, office tower security etc. These courses will be billed on a per course basis that will be determined later.

     We have completed our initial financing and established our office and intend to move forward with the necessary logistical requirements needed to further our business plan.

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

     We will continue our search to locate a suitable site to establish the training school. We anticipate that the costs associated with the set up of the security training facility will be approximately $4000. We have been working with several leasing agents to help us find an appropriate location for the school in the municipalities of Vancouver, Burnaby and Coquitlam, British Columbia but our efforts have not yielded any promising prospects. We had initially anticipated that the security training facility would be operational by August 2008, but most properties we have considered would either not allow for the appropriate zoning conditions necessary to operate a training facility or the proposed rental fees would exceed what our current budget would allow for.

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

     We have no employees, other than our sole officer and director, Charles Payne. We do not intend to hire additional employees at this time. Since inception through to April 30, 2008, our sole officer has been compensated for his administrative and consulting services to the Company and paid C$2,000 a month. As of May 1, 2008, Mr. Payne is no longer being compensated for his services to the Company, as the Company does not have sufficient funds to do so but may be reinstated once additional funds become available.

     We will not be conducting any research. We are not going to buy or sell any property or significant equipment during the next twelve months.

Results of Activities

From Inception to May 31, 2008

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

     We have made application to our suppliers and completed the design of our corporate logo and uniforms. We underwent a standard inspection by the Ministry of the Attorney General working under Security Programs and we passed the inspection.

     We have been moving forward with the necessary logistics to finalize the Approved Security Training School Application with the Private Career Training Institutions Agency of British Columbia (PCTIA). Subsequent to the period, we made application for the Approved Security Training School as well as filing the application to be recognized as an Approved Security Instructor with the Justice Institute of B.C.

     Net cash from the sale of shares from inception on November 27, 2006 to May 31, 2008 was $78,700. As at May 31, 2008 we have an accumulated deficit of $91,583. This includes attorney fees of $20,000 paid to Conrad C. Lysiak in connection with the preparation of our incorporation and registration statement, $1,661 in legal fees, $35,336 paid in consulting fees, $4,782 in office rent, $2,880 in costs relating to the start-up of the security business, $3,026 for transfer agent and filing fees, $12,075 in audit fees and $11,823 in general office expenses.

     During the period, our President has loaned us an additional $35,000 for additional working capital but there can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms. This loan will have to be paid upon demand.

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

     As of May 31, 2008 our total assets were $22,573, comprising $21,067 in cash, $86 in goods and services tax recoverable and $1,420 in equipment (net of $666 depreciation) and our total liabilities were $35,456, resulting in a working capital deficit of $12,883. At May 31, 2007, the Company had total assets of $61,512, comprising $59,309 in cash, $158 in goods and services tax receivable and $2,045 in equipment. To date, our President has loaned us $35,020 for additional working capital but there can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms. This loan will have to be paid upon demand.

     The Company’s failure to generate revenues and conduct operations since its inception raises substantial doubt about the Company’s ability to continue as a going concern. We will require substantial working capital, as we currently have inadequate capital to fund all of our business strategies, which could severely limit our operations.

     We incurred a loss of $72,251 for the year ended May 31, 2008 and we have incurred an aggregate deficit since inception of $91,583. As we have yet to commence operations, we have not generated any revenues and there can be no assurance that we can generate significant revenues from operations. We expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. We believe that we cannot sustain our operations from existing working capital and operations over the next 12 months. We intend to raise additional capital required to fund our financing needs by issuance of debt and/or equity, although the Company has no current arrangements or agreements related to such financings.

Recent accounting pronouncements

     In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- An amendment of ARB No. 51”.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 141,(revised 2007), “Business Combinations”. SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's reported financial position or results of operations.

Critical Accounting Policies

     Our discussions and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     The financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. If we were not to continue as a going concern, it would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. We will require additional capital to fund any future plan of operations. There can be no assurance that we will be able to raise additional capital, and if we are unable to raise additional capital, we will unlikely be able to continue as a going concern.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     None.

ITEM 8.      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

I. Vellmer Inc.
C h a r t e r e d A c c o u n t a n t *

721-602 W. Hastings Street
Vancouver, B.C., V6B 1P2

T e l :	604-687-3773
F a x:	604-687-3778
E-mail: v e l l m e r @	i - v e l l m e r . c a
* denotes an incorporated professional

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Principle Security International, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Principle Security International Inc. as at May 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended May 31, 2008, the period ended May 31, 2007 and the period from inception on November 27, 2006 to May 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Principle Security International Inc. as at May 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended May 31, 2008, the period ended May 31, 2007 and the period from inception on November 27, 2006 to May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business is in the development stage and has not generated any revenue to date. At May 31, 2008 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business. These factors together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

I VELLMER INC.
Vancouver, Canada	“I Vellmer Inc.”
August 11, 2008	Chartered Accountants

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Stated in US Dollars)

As at	May 31,	May 31,
	2008	2007
	$	$

ASSETS

Current
Cash and cash equivalents	21,067	59,309
Goods and services tax recoverable	86	158

	21,153	59,467
Equipment – net of $666 depreciation (2007 - $41)	1,420	2,045

Total Assets	22,573	61,512

LIABILITIES
Current
Accounts payable and accrued liabilities	436	2,124
Advances from a related party (Note 4)	35,020	20

Total Liabilities	35,456	2,144

STOCKHOLDERS’ DEFICIENCY

Preferred Stock: $0.00001 par value; authorized 100,000,000 preferred shares; none issued

Common Stock: $0.00001 par value; authorized 100,000,000 common	85	85
shares; 8,518,000 shares issued and outstanding
(Note 5)

Additional Paid-In Capital	78,615	78,615

Deficit Accumulated During the Development Stage	(91,583)	(19,332)

Total Stockholders’ Deficiency	(12,883)	59,368

Total Liabilities and Stockholders’ Deficiency	22,573	61,512

NOTE 1 – ORGANIZATION AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Consolidated Financial Statements

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Stated in US Dollars)

			Cumulative From
	Year Ended	Year Ended	November 27, 2006
	May 31,	May 31,	(Date of Inception)
	2008	2007	to May 31, 2008
	$	$	$

Revenue	-	-	-

General and Administrative Expenses

Accounting and administration	2,700	150	2,850
Audit fees	12,075	-	12,075
Bank charges	309	395	704
Consulting fees	31,854	3,482	35,336
Depreciation	625	41	666
Legal fees	10,824	10,837	21,661
Marketing & Advertising	-	156	156
Office expenses	664	623	1,287
Office rent	3,477	1,305	4,782
Security supplies, uniforms, general	1,255	1,469	2,724
Telephone and internet fees	1,076	-	1,076
Transfer agent and filing fees	2,531	495	3,026
Vehicle Expense	5,108	-	5,108
Loss (gain) on foreign exchange	(247)	379	132

Net Loss for the Year	(72,251)	(19,332)	(91,583)

Basic and Diluted Loss Per Share	(0.00)	(0.00)

Weighted Average Number of
Shares Outstanding	8,518,000	5,599,535

See accompanying Notes to the Consolidated Financial Statements

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statement of Stockholder’s Equity (Deficiency)
(Stated in US Dollars)

From Inception on November 27, 2006 to May 31, 2008:

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity(Deficiency)
		$	$	$	$

Common stock issued for cash,	2,500,000	25	2,475	-	2,500
November 28, 2007, to an officer
and director at $0.001 per share

Common stock issued for cash,
February 23, 2007, at $0.0075 per	5,800,000	58	43,442	-	43,500
share

Common stock issued for cash,
May 8, 2007 at $0.15 per share	218,000	2	32,698	-	32,700

Net loss for the year ended
May 31, 2007	-	-	-	(19,332)	(19,332)

Balance, May 31, 2007	8,518,000	85	78,615	(19,332)	59,368

Net loss for the year ended
May 31, 2008	-	-	-	(72,251)	(72,251)

Balance, May 31, 2008	8,518,000	85	78,615	(91,583)	(12,883)

See accompanying Notes to the Consolidated Financial Statements

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Stated in US Dollars)

			Cumulative From
			November 27, 2006
	Year Ended	Year Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2008	2007	2008
	$	$	$
Cash provided by (used in):

Operating Activities

Loss from operations	(72,251)	(19,332)	(91,583)

Items not requiring cash outlay
Amortization	625	41	666
Cash provided by (used in) operating
assets and liabilities:
Goods and services tax recoverable	72	(158)	(86)
Accounts payable and accrued liabilities	(1,688)	2,124	436
Advances from related parties	-	20	20

Net cash used in operating activities	(73,242)	(17,305)	(90,547)

Investing Activities

Purchase of computer equipment	-	(2,086)	(2,086)

Net cash used in investing activities	-	(2,086)	(2,086)

Financing Activities

Advances from a related party	35,000	-	35,000
Common stock issued for cash	-	78,700	78,700

Net cash provided by financing activities	35,000	78,700	113,700

Net cash provided (used) during the period	(38,242)	59,309	21,067

Cash and cash equivalents at beginning of year	59,309	-	-

Cash and cash equivalents at end of year	21,067	59,309	21,067

Supplementary Disclosure of
Statements of Cash Flows Information

Interest Paid	-	-	-
Foreign Exchange Gain	(247)	379	132
Income Taxes (Note 6)	-	-	-

See accompanying Notes to the Consolidated Financial Statements

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008

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
May 31, 2008

Note 3 - Summary of Significant Accounting Policies (continued)

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

As at May 31, 2008 the Company has cash and cash equivalents in the amount of $US 17,879 (2007-$55,791) which are over the federally insured limit. As at the same date; the Company has $ nil of cash equivalents.

(d)	Impairment of Long-Live Assets and Long-Live Assets to be Disposed of

The Company has adopted the provisions of SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets to be Disposed of”. SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal.

Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company’s long-lived assets as at May 31, 2008.

(e)	Equipment

Equipment is recorded at cost on acquisition.

Amortization is provided for on a declining balance basis over the estimated useful lives of the assets at the following annual rates:

Computer software and hardware	30%
Furniture and fixtures	20%

(f)	Advertising Costs

All advertising costs, including production and media broadcasts are expensed as incurred. In the period ended May 31, 2008 there was $ nil (2007 - $156) in advertising and marketing expenses incurred.

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008

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

Management does not believe that the Company is exposed to significant foreign exchange risk during the periods presented in these financial statements.

(h)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholder’s equity that, under United States of America generally accepted accounting principles, are excluded from net income (loss), such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. As at May 31, 2008 and 2007, the Company has no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

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

F-11

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008

Note 3 - Summary of Significant Accounting Policies (continued)

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

The key areas of estimation include the useful life of depreciable assets, and the valuation allowance relating to the recovery of future tax benefits.

F-9

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008

Note 3 - Summary of Significant Accounting Policies (continued)

(m)	Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect this adoption will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

F-9

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008

Note 3 - Summary of Significant Accounting Policies (continued)

(m)	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is evaluating the impact adopting SFAS 141R will have on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The Company is evaluating the impact adopting SFAS No. 159 will have on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company is evaluating the impact adopting SFAS No. 157 will have on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

F-9

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008

Note 4 – Advances from and Transactions with a Related Party

As at May 31, 2008, a director and officer of the Company is owed $35,020 (2007 - $20) for expenses paid on behalf of the Company. The amount due is non-interest bearing, has no stated terms of repayment and is unsecured.

The Company paid $21,854 to its director and officer as consulting fees during the period ended May 31, 2008 (2007 - $3,482).

Note 5 – Common Stock

The common stock is not subject to warrants, agreements or options at May 31, 2008.

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

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:

	May 31, 2008	May 31, 2007
	$	$

Net operating loss carry forwards
(expiring in 2027-2028)	72,251	19,332

Statutory tax rate	15% - 34.5%	15% - 34.5%

Deferred tax assets	24,435	4,500

Less: Valuation allowance	(24,435)	(4,500)

Net deferred tax assets	-	-

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K. Our financial statements for the last two fiscal years ended May 31, 2008 & 2007, included in this report have been audited by I. Vellmer Inc., 721-602 West Hastings Street, Vancouver, BC, CANADA V6B 1P2, as set forth in their report included herein.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

     There were no changes in our internal control over financial reporting during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to have materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

     Our management, which includes our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Annual Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2008, management concluded that the Company’s internal controls over financial reporting were not operating effectively. It was determined that there were control deficiencies that when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of May 31, 2008 and it is clarified that management did not identify any material weaknesses in its internal control over financial reporting.

Internal Control deficiencies identified for the period ended May 31, 2008, were as follows:

     1.      We do not employ an Audit Committee – While not being legally obligated to have an audit committee, it is the Company’s Management view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of one sole member who is not independent of management and lacks sufficient financial expertise for overseeing financial reporting responsibilities.

     2.      Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, such the controls and policies we employee are not sufficiently documented.

     3.      We did not maintain proper segregation of duties for the preparation of our financial statements – As of May 31, 2008 the majority of the preparation of financial statements was carried out by one person. Additionally, we currently only have one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

     4.      We lack sufficient information technology controls and procedures – As of May 31, 2008, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

     As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

     I. Vellmer Inc. an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2008.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

     The Company is currently engaged in the review, documentation and remediation of its disclosure controls and procedures. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

     1.      Our Board of Directors will nominate an audit committee and audit committee financial expert.

     2.      We will appoint additional personnel to assist with the preparation of the Company’s financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

     3.      We will engage in a thorough review and restatement of our information technology control procedures, in addition to procurement of all hardware and software that will enable us to maintain proper backups, access, control etc.

ITEM 9B.    OTHER INFORMATION

     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

Name	Age	Title

		Chief Executive and Chief Financial Officer,
Charles Payne	46	President, Secretary/Treasurer, Principal
		Accounting Officer and sole Director

Background of Officers and Directors

     Mr. Charles Payne, age 46, has been our President, Principal Executive and Financial officer, Principal Accounting officer, Secretary, Treasurer and sole member of the Board of Directors since our inception on November 27, 2006. Charles Payne graduated from the University of British Columbia in 1987 with a Bachelor of Arts degree in International Relations.

     Prior to founding Principle Security International, Inc., Mr. Payne has been involved in the Security and Investigations industry in the Greater Vancouver, British Columbia area since 1980 in a variety of capacities including private investigator, skip tracer (an unlicensed investigator, employed by a collection agency who is responsible for locating debtors and forwarding their contact information to the collection agency) for D. Appleton and Associates (May 1993-July 1994) and PDQ Skip Tracing (July 1994 – December 1994) and as a protective services operative agent for Intercon Security Limited (1989 through 2006).

     He possesses extensive experience in basic guard services and mobile alarm/crisis response, both as a manager and an employee.

     From April 2001 to March 2004, Mr. Payne was the assistant chief education officer for Hilltop Security Academy; in Surrey, British Columbia, Canada. Mr. Payne taught both the mandatory security courses, basic standards training, and advanced courses in private investigation, close protection and loss prevention.

     From April 2004 to October 2004, Mr. Payne was employed as the manager of training, BC for Paladin Security Group in Burnaby, British Columbia, Canada. Mr. Payne’s main duty was the instruction of mandatory security courses for all new staff and the design and implementation of new courses. He also provided staff evaluations and new employee orientation.

     Mr. Payne has acted as a private security consultant in Alberta, Canada from October 2004 to November 2005, where he provided confidential security services for several private clients.

     From November 2005 to present, Mr. Payne has been acting as an independent security personnel contractor for a variety of film production companies in the Greater Vancouver area in British Columbia, Canada.

     Other than our board of directors, Mr. Payne has not been a member of the board of directors of any corporations during the last five years.

Involvement in Certain Legal Proceedings

     To our knowledge, during the past five years, none our officers and directors: (1) have filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; or (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and persons who beneficially own more than ten percent of the Company’s Common Stock to file initial reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by

Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, all such reports as required, were filed on a timely basis in compliance with Section 16(a).

Audit Committee and Audit Committee Financial Expert

     The Company does not have an audit committee or audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted at this time.

     The Board of Directors currently acts in the capacity of an audit committee.

Code of Ethics

     We have adopted a Code of Ethics for our directors, officers and employees. Our Code of Ethics emphasizes that all employees, officers and directors have a responsibility for maintaining financial integrity within our company that is compliant with generally accepted accounting principles and the required federal, state and provincial securities laws.

     Our Code of Ethics is filed herein with the Securities and Exchange Commission as Exhibit 14.1 to this annual report.

Family Relationships

     We have only one officer/director. Accordingly, there are no family relationships amongst or between the directors and executive officers.

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our sole executive officer and director during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Charles Payne	2008	21,854	0	0	0	0	0	0	21,854
CEO, CFO, President,	2007	3,482	0	0	0	0	0	0	3,482
Secretary/Treasurer,	2006	0	0	0	0	0	0	0	0
Principal Accounting
Officer

     For the fiscal year ended May 31, 2007 we paid our President C$2,000 for each of the months of April and May 2007. From June 1, 2007 through to April 30, 2008, we continued to pay our President C$2,000 per month for his administrative and consulting services to the Company. As of May 1, 2008, Mr. Payne is no longer being compensated for his services to the Company, as the Company does not have sufficient funds to do so but may be reinstated once additional funds become available.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole director and officer.

Options/SAR Grants

     No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to our sole executive officer, or director or employees during the current fiscal year. No previously granted stock options remain in effect.

Long-Term Incentive Plan Awards

     The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company’s financial performance, stock price or any other measure.

Compensation of Directors

     The following table sets forth information with respect to compensation paid by us to our sole director during the last completed fiscal year. Our fiscal year end is May 31, 2008.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Charles Payne	0	0	0	0	0	0	0

     There are no standard arrangements pursuant to which the Company’s sole director is compensated for services provided as directors. No additional amounts are payable to the Company’s sole director for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     None.

Report on Repricing of Options/SAR

     The Company did not reprice any options or SARs during the year ended May 31, 2008.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of August 20, 2008, with the computation being based upon 8,518,000 shares of common stock being outstanding. Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
		President, Principal Executive Officer,
		Principal Financial Officer, Principal
Charles Payne	2,500,000		29.35%
		Accounting Officer, Treasurer, Secretary
		and Director

All Officers and Directors as a
Group (1 Person)	2,500,000		29.35%

Changes in Control

     To the knowledge of management, there are no other present arrangements or pledges of the Company’s securities, which may result in a change of control of the Company.

Securities Authorized for Issuance Under Compensatory Plans

     None.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Business Relationships

     To date, the Company’s President is owed $35,020 (2007-$20) for expenses paid on behalf of the Company. The amount due is non-interest bearing, has no stated terms of repayment and is unsecured.

Director Independence

     Our board of directors is currently composed of one member, Charles Payne. Mr. Payne is not an independent director, as the term "independent" is defined by the rules of the Nasdaq Stock Market.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$11,315
2007	$-

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$-
2007	$-

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$760
2007	$-

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$-
2007	$-

(5)      Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X are that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)      The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation	SB-2	August 27, 2007	3.1
3.2	Bylaws	SB-2	August 27, 2007	3.2
	Lease Agreement between Principle Security International
10.1	Incorporated and Prominex Financial Services, Ltd.	SB-2/A-1	November 8, 2007	10.1

14.1	Code of Ethics				X

	Certification of Principal Executive Officer and Principal
31.1	Financial Officer pursuant to 15d-15(e), promulgated under
	the Securities and Exchange Act of 1934, as amended				X

	Certification pursuant to 18 U.S.C. Section 1350, as
32.1	adopted pursuant to Section 906 of the Sarbanes-Oxley Act
	of 2002 (Chief Executive Office and Chief Financial				X
	Officer)

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 5th day of September, 2008.

PRINCIPLE SECURITY INTERNATIONAL, INC.

BY:	CHARLES PAYNE
Charles Payne, President, Principal Executive
Officer, Principal Financial Officer, Principal
Accounting Officer, Secretary, Treasurer and a
member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation	SB-2	August 27, 2007	3.1
3.2	Bylaws	SB-2	August 27, 2007	3.2
	Lease Agreement between Principle Security International
10.1	Incorporated and Prominex Financial Services, Ltd.	SB-2/A-1	November 8, 2007	10.1

14.1	Code of Ethics				X

	Certification of Principal Executive Officer and Principal
31.1	Financial Officer pursuant to 15d-15(e), promulgated under
	the Securities and Exchange Act of 1934, as amended				X

	Certification pursuant to 18 U.S.C. Section 1350, as
32.1	adopted pursuant to Section 906 of the Sarbanes-Oxley Act
	of 2002 (Chief Executive Office and Chief Financial				X
	Officer)