Form 10-Q
period 2008-08-31
Principle Security International, Inc.
filed 2008-10-14
CIK 1410690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ X ] NO [   ]

At August 31, 2008, there were 8,518,000 shares of our common stock issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.....................................................................................................................................3

Item 2. Management's Discussion and Analysis or Plan of Operation ……...................................................24

Item 3. Quantitative and Qualitative Disclosures of Market Risk ……………………………………………24

Item 4. Controls and Procedures ………………………………....……………………………………………...24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ……………………………………………………………………….......……………25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ………….........………………………25

Item 3. Defaults Upon Senior Securities ………………………………………………......…………………….25

Item 4. Submission of Matters to a Vote of Security Holders ………………………..……………………….25

Item 5. Other Information ……………………………………………………………........………………………25
.
Item 6. Exhibits ……………………………………………………………………….........………………………26

SIGNATURES …………………………………………………………………….........………………………….26

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim  financial statements of have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K on September 9, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note Regarding Forward-Looking Statements

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Unaudited Financial Statements
August 31, 2008

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheets (Unaudited)
(Stated in US Dollars)

As at	August 31,	May 31,
	2,008	2,008
	$	$
ASSETS

Current
Cash and cash equivalents	15,548	21,067
Goods and services tax recoverable	204	86
	15,752	21,153

Equipment – net of $763 depreciation	1,323	1,420
Total Assets	17,075	22,573

LIABILITIES

Current
Accounts payable and accrued liabilities	9,873	436
Advances from a related party (Note 4)	36,432	35,020
Total Liabilities	46,305	35,456

STOCKHOLDERS’ DEFICIT

Preferred Stock: $0.00001 par value; authorized 100,000,000 preferred shares; none issued

Common Stock: $0.00001 par value; authorized 100,000,000 common shares; 8,518,000 shares issued and outstanding
(Note 5)	85	85

Additional Paid-In Capital	78,615	78,615

Deficit Accumulated During the Development Stage	(107,930)	(91,583)

Total Stockholders’ Deficit	(29,230)	(12,883)

Total Liabilities and Stockholders’ Deficit	17,075	22,573

NOTE 1 – ORGANIZATION AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Consolidated Financial Statements

   PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
(Stated in US Dollars)

	Three Month Period Ended August 31, 2008	Three Month Period Ended August 31, 2007	Cumulative From November 27, 2006 (Date of Inception) to August 31, 2008
Revenue	$ -	$ -	$ -

General and Administrative Expenses
Accounting and administration	1,509	900	4,359
Audit fees	7,560	6,580	19,635
Bank charges	76	89	780
Consulting fees	2,431	5,672	37,767
Depreciation	97	91	763
Legal fees	517	202	22,178
Licenses	2,190	-	2,190
Marketing & Advertising	-	-	156
Office expenses	-	32	1,287
Office rent	1,459	945	6,241
Security supplies, uniforms, general	-	600	2,724
Telephone and internet fees	-	400	1,076
Transfer agent and filing fees	315	955	3,341
Vehicle Expense	-	1,863	5,108
Loss (gain) on foreign exchange	193	(42)	325

Net Loss for the Period	(16,347)	(18,371)	(107,930)
Basic and Diluted Loss Per Share	(0.002)	(0.002)
Weighted Average Number of Shares Outstanding	8,518,000	8,518,000

See accompanying Notes to the Consolidated Financial Statements

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statement of Stockholder’s Equity
(Unaudited)
(Stated in US Dollars)

From Inception on November 27, 2006 to August 31, 2008:

Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
Shares	Amount	Capital	Stage	Equity
	$	$	$	$

Common stock issued for cash, November 28, 2007, to an officer and director at $0.001 per share

Common stock issued for cash, February 23, 2007, at $0.0075 per share

Common stock issued for cash, May 8, 2007 at $0.15 per share
	2,500,000 5,800,000 218,000	25 58 2	2,475 43,442 32,698	- - -	2,500 43,500 32,700

Net loss for the year ended May 31, 2007	-	-	-	(19,332)	(19,332)

Balance, May 31, 2007	8,518,000	85	78,615	(19,332)	59,368

Net loss for the year ended May 31, 2008	-	-	-	(72,251)	(72,251)

Balance, May 31, 2008	8,518,000	85	78,615	(91,583)	(12,883)

Net loss for the period ended
August 31, 2008	-	-	-	(16,347)	(16,347)

Balance, August 31, 2008	8,518,000	85	78,615	(107,930)	(29,230)

See accompanying Notes to the Consolidated Financial Statements

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
(Stated in US Dollars)

	Three Month Period Ended August 31, 2008	Three Month Period Ended August 31, 2007	Cumulative From November 27, 2006 (Date of Inception) to August 31, 2008
	$	$	$
Cash provided by (used in):
Operating Activities

Loss from operations	(16,347)	(18,371)	(107,930)

Items not requiring cash outlay
Depreciation-	97	91	763
Cash provided by (used in) operating assets and liabilities: Goods and services tax recoverable	(118)	(343)	(204)
Accounts payable and accrued liabilities	9,437	5,665	9,873
Net cash used in operating activities	(5,516,9319)	(12,968)	(97,498)

Investing Activities

Purchase of computer equipment	-	-	(2,086)

Net cash used in investing activities	-	-	(2,086)

Financing Activities

Advances from a related party	1,412	-	36,432
Common stock issued for cash	-	-	78,700

Net cash provided by financing activities	-1,412	-	115,132

Net cash provided (used) during the period	(5,519)	(12,968)	15,548

Cash and cash equivalents at beginning of period	21,067	59,309	-

Cash and cash equivalents at end of period	15,548	46,341	15,548
Supplementary Disclosure of Statements of Cash Flows Information

Interest Paid	-	-	-
Foreign Exchange Gain/(Loss)	(193)	(42)	(325)
Income Taxes (Note 6)	-	-	-

See accompanying Notes to the Consolidated Financial Statements

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)
August 31, 2008

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unuadited financial statements have been included and all such adjustments are of a normal, recurring nature.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto as at May 31, 2008.  Operating results for the three-month period ended August 31, 2008 are not necessarily indicative of the results that can be expected for the year ended May 31, 2009.

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
August 31, 2008

Note 3 - Summary of Significant Accounting Policies (continued)

(c)   Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

As at August 31, 2008 the Company has cash of $US 15,548 and $ nil of cash equivalents.

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

Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company’s long-lived assets as at August 31, 2008.

     (e)       Equipment

Equipment is recorded at cost on acquisition.

Amortization is provided for on a declining balance basis over the estimated useful lives of the assets at the following annual rates:

             Computer software and hardware        30%
             Furniture and fixtures                             20%

(f)      Advertising Costs

All advertising costs, including production and media broadcasts are expensed as incurred. In the period ended August 31, 2008 there was $ nil in advertising and marketing expenses incurred.

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
August 31, 2008

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

(h)   Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholder’s equity that, under United States of America generally accepted accounting principles, are excluded from net income (loss), such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability.  As at August 31, 2008, the Company has no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

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
August 31, 2008

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
August 31, 2008

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

Note 4 – Advances from and Transactions with a Related Party

A director and officer of the Company is owed $36,432 for expenses paid on behalf of the Company and for consulting fees. The amount due is non-interest bearing, has no stated terms of repayment and is unsecured.

The Company paid $2,431 to its director and officer as consulting fees during the period ended August 31, 2008.

Note 5 – Common Stock

The common stock is not subject to warrants, agreements or options at August 31, 2008.

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

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.  The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:

	August 31, 2008	May 31, 2007
	$	$
Net operating loss carry forwards (expiring in 2027)	107,931	72,251
Statutory tax rate	15% - 34.5%	15% - 34.5%
Deferred tax assets	28,175	24,435
Less: Valuation allowance	(28,175)	(24,435)
Net deferred tax assets	-	-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On September 8, 2008 we received a two-year approval to operate a security Training school under the name “Principle Security Training Academy”.

We have made application to our suppliers and completed the design of our corporate logo and uniforms.  We underwent a standard inspection by the Ministry of the Attorney General working under Security Programs and we passed the inspection.

        Our auditors have issued us a going concern opinion, which means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and continue our operations. This is because we have not generated any revenues and no revenues are anticipated until we begin to implement our business plan and begin to provide our security guard services.   Accordingly, we must raise cash from sources other than the sale of our services.  Our only other source for cash at this time is investment by others. We intend to continue to try to raise the additional funds we will need to fully implement our business plans from public or private placement offerings of our securities and/or through loans.  At the present time, we have not made any plans to raise additional monies and there is no assurance that we will be able to do so in the future.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our business plans.

We have not generated any revenues as we have been unable to secure a contract.  Our sole officer and director has been building a database of potential clients.  He will be maintaining the database on an ongoing basis.  He has been actively contacting a number of businesses in hopes of securing a contract, but has not done so to date.

Since inception, we have  issued 8,518,000 shares of common stock via private placement sales of our restricted common stock for cash proceeds of $78,700, all of which is being used to develop and grow our business operations.  On November 28, 2006, we issued 2,500,000 shares of common stock through a private placement pursuant to Reg. S of the Securities Act of 1933 to our sole officer and director, Mr. Charles Payne, in consideration of $2,500 in cash.  On February 23, 2007, we completed a private placement of 5,800,000 shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $43,500 in cash.  On May 8, 2007, we completed an additional private placement of 218,000 shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $32,700 in cash. All of these transactions closed outside the US and were sold to non-US persons.

Results of Operations

Three months ended August 31, 2008 as compared to the three months ended August 31, 2007

       We incurred net losses of $16,347, or $0.002 per shares, for the three month period ended August 31, 2008, as compared to a net loss of $18,445, or $0.002 per share, for the three-month period ended May 31, 2007. The decrease was mainly attributed to reductions in consulting ($2,431 - 2008 compared to $5,668 - 2007) and licensing fees ($2,190 - 2008 compared to $Nil - 2007). Our other expenses for the period consisted of accounting and administration fees  ($1,509- 2008 compared to $900 - 2007); audit fees incurred in connection with the preparation and filing of our quarterly and annual reports with the SEC ($7,560 - 2008 compared to $6,580 - 2007); transfer agent fees ($315 - 2008 compared to $955 - 2007); rent ($1,459- 2008 compared to $945 - 2007); legal fees ($517 - 2008 compared to $202 - 2007); depreciation ($97 - 2008 compared to $157 - 2007); loss (gain) on foreign exchange ($193 - 2008 compared to ($23) - 2007); and bank service charges ($76 - 2008 compared to $89 - 2007).  Our total net losses since inception are $107,930.

Liquidity and Capital Resources

At August 31, 2008 and as of the date of this filing, we have not generated any revenues from our business activities.

At August 31, 2008, we had total assets of $17,075, consisting of $15,548 in cash in the bank, $204 in goods and services tax recoverable and $1,323 in equipment, net of depreciation.

At August 31, 2008, our total liabilities were $46,305, consisting of accounts payable and accrued liabilities in the amount of $11,285 and amounts due to a related party (an officer and director for expenses paid on our behalf) in the amount of $36,432. This amount is non-interest bearing, has no stated terms of repayment and is unsecured.

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

        On November 28, 2006, we issued 2,500,000 shares of our common stock through a private placement pursuant to  Regulation S of the Securities Act of 1933 to our sole officer and director, Mr. Charles Payne, in consideration of $2,500 in cash.  The shares were sold to a non-US person and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
None.

ITEM 4.	CONTROLS AND PROCEDURES.

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

The following exhibits are included herein:

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

All other exhibits required to be filed with this quarterly report on Form 10-Q are incorporated by this reference and can be found in their entirety as exhibits to our original registration statement on Form SB-2, filed with the U.S. Securities and Exchange Commission on August 27, 2007, under our SEC File Number 333-145730 on their website at www.sec.gov.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 10th day of October, 2008.

PRINCIPLE SECURITY INTERNATIONAL, INC.
(Registrant)

BY:	CHARLES PAYNE
Charles Payne
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and member of the Board of Directors.