Form 10-Q
period 2008-11-30
Principle Security International, Inc.
filed 2009-01-15
CIK 1410690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

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

At November 30, 2008, there were 8,518,000 shares of our common stock issued and outstanding.

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

Forward-Looking Statements

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Unaudited Financial Statements
November 30, 2008

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheets (Unaudited)
(Stated in US Dollars)

As at	November 30,	May 31,
	2008	2008
	$	$
ASSETS

Current
Cash and cash equivalents	972	21,067
Goods and services tax recoverable	777	86
	1,749	21,153

Equipment – net of $860depreciation	1,226	1,420
Total Assets	2,975	22,573

LIABILITIES

Current
Accounts payable and accrued liabilities	3,563	436
Advances from a related party (Note 4)	-	35,020
Total Liabilities	3,563	35,456

STOCKHOLDERS’ DEFICIT

Preferred Stock: $0.00001 par value; authorized 100,000,000 preferred shares; none issued

Common Stock: $0.00001 par value; authorized 100,000,000 common shares; 8,518,000 shares issued and outstanding
(Note 5)	85	85

Additional Paid-In Capital	125,341	78,615

Deficit Accumulated During the Development Stage	(126,014)	(91,583)

Total Stockholders’ Deficit	(588)	(12,883)

Total Liabilities and Stockholders’ Deficit	2,975	22,573

NOTE 1 – ORGANIZATION AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Consolidated Financial Statements

   PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
(Stated in US Dollars)

	Three Month Period Ended November 30, 2008	Three Month Period Ended November 30, 2007	Six Month Period Ended November 30, 2008	Six Month Period Ended November 30, 2007	Cumulative From November 27, 2006 (Date of Inception) to November 30, 2008
Revenue	-	$ -	$ -	$ -	$ -

General and Administrative Expenses
Accounting and administration	3,414	600	4,923	1,500	7,773
Audit fees	175	2,107	7,735	8,691	19,810
Bank charges	37	58	113	147	817
Consulting fees	9,709	6,133	12,140	11,805	47,476
Depreciation	97	174	194	337	860
Legal fees	875	114	1,392	316	23,053
Licenses	87	-	2,277	-	2,277
Marketing and advertising	-	-	-	-	156
Office expenses	-	262	-	294	1,287
Office rent	1,142	1,514	2,601	2,459	7,383
Security supplies, uniforms, general	-	27	-	707	2,724
Telephone and internet fees	-	449	-	849	1,076
Transfer agent and filing fees	982	675	1,297	1,630	4,323
Vehicle expenses	-	1,239	-	3,102	5,108
Loss (gain) on foreign exchange	1,566	(359)	1,759	(473)	1,891

Net Loss for the Period	(18,084)	(12,993)	(34,431)	(31,364)	(126,014)
Basic and Diluted Gain/(Loss) Per Share	($0.002)	($0.002)	($0.004)	($0.004)
Weighted Average Number of Shares Outstanding	8,518,000	8,518,000	8,518,000	8,518,000

See accompanying Notes to the Consolidated Financial Statements

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statement of Stockholder’s Equity
(Unaudited)
(Stated in US Dollars)

From Inception on November 27, 2006 to November 30, 2008:

Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
Shares	Amount	Capital	Stage	Equity
	$	$	$	$

Common stock issued for cash, November 28, 2007, to an officer and director at $0.001 per share

Common stock issued for cash, February 23, 2007, at $0.0075 per share

Common stock issued for cash, May 8, 2007 at $0.15 per share
	2,500,000 5,800,000 218,000	25 58 2	2,475 43,442 32,698	- - -	2,500 43,500 32,700

Net loss for the year ended May 31, 2007	-	-	-	(19,332)	(19,332)

Balance, May 31, 2007	8,518,000	85	78,615	(19,332)	59,368

Net loss for the year ended May 31, 2008	-	-	-	(72,251)	(72,251)

Balance, May 31, 2008	8,518,000	85	78,615	(91,583)	(12,883)

Contributions to capital by related parties – loan forgiveness (Note 4)			46,726		46,726
Net loss for the period ended November 30, 2008	-	-	-	(34,431)	(34,431)

Balance, November 30, 2008	8,518,000	85	125,341	(126,014)	(588)

See accompanying Notes to the Consolidated Financial Statements

PRINCIPLE SECURITY INTERNATIONAL, INC.
                     (A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
(Stated in US Dollars)

	Six Month Period Ended November 30, 2008	Six Month Period Ended November 30, 2007	Cumulative From November 27, 2006 (Date of Inception) to November 30, 2008
	$	$	$
Cash provided by (used in):
Operating Activities

Net (Loss) from operations	(34,431)	(31,364)	(126,014)

Items not requiring cash outlay
Depreciation	194	128	860
Contributed consulting services by a related party	10,095		10,095
Cash provided by (used in) operating assets and liabilities:
Goods and services tax recoverable	(691)	(111)	(777)
Accounts payable and accrued liabilities	3,127	(1,800)	3,563
Net cash used in operating activities	(21,706)	(33,147)	(112,273)

Investing Activities
Purchase of computer equipment	-	-	(2,086)

Net cash used in investing activities	-	-	(2,086)

Financing Activities
Advances from a related party	1,611	445	36,631
Common stock issued for cash	-	-	78,700

Net cash provided by financing activities	1,611	445	115,331

Net cash provided (used) during the period	(20,095)	(32,257)	972

Cash and cash equivalents at beginning of period	21,067	59,309	-

Cash and cash equivalents at end of period	972	26,607	972
Supplementary Disclosure of Statements of Cash Flows Information
Interest Paid	-	-	-
Foreign Exchange Gain/(Loss)	1,759	473	1,891
Income Taxes (Note 6)	-		-

See accompanying Notes to the Consolidated Financial Statements

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2008

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unuadited financial statements have been included and all such adjustments are of a normal, recurring nature.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto as at May 31, 2008.  Operating results for the six-month period ended November 30, 2008 are not necessarily indicative of the results that can be expected for the year ended May 31, 2009.

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
November 30, 2008

Note 3 - Summary of Significant Accounting Policies (continued)

(c)    Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

As at November 30, 2008 the Company has cash of $US 972 and $US 777 of cash equivalents.

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

Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company’s long-lived assets as at November 30, 2008.

     (e)     Equipment

Equipment is recorded at cost on acquisition.

Amortization is provided for on a declining balance basis over the estimated useful lives of the assets at the following annual rates:

             Computer software and hardware          30%
             Furniture and fixtures                             20%

(f)     Advertising Costs

All advertising costs, including production and media broadcasts are expensed as incurred. In the period ended November 30, 2008 there was $ nil in advertising and marketing expenses incurred.

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2008

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

(h)   Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholder’s equity that, under United States of America generally accepted accounting principles, are excluded from net income (loss), such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability.  As at November 30, 2008, the Company has no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

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
November 30, 2008

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
November 30, 2008

Note 3 - Summary of Significant Accounting Policies (continued)

(m)	Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". We do not expect this adoption will have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  The Company is currently evaluating the impact of SFAS 163 on its financial statements by does not expect it to have a material effect.

Note 4 – Advances from and Transactions with a Related Party

During the nine month period ended 30 November 2008, an officers and director of the Company forgave loans to the Company totaling $36,631.  This loan forgiveness has been recorded as contributions to capital.

During the period ended 30 November 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $10,095 (30 November 2007 – $Nil, cumulative – $10,095).

During the period ended 30 November 2008, an officer and director was paid $2,044 for management fees (30 November 2007 - $11,360).

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2008

Note 5 – Common Stock

The common stock is not subject to warrants, agreements or options at November 30, 2008.

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

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.  The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:

	November 30, 2008	May 31, 2008
	$	$
Net operating loss carry forwards (expiring in 2027)	34,431	72,251
Statutory tax rate	15% - 34.5%	15% - 34.5%
Deferred tax assets	26,311	24,435
Less: Valuation allowance	(26,311)	(24,435)
Net deferred tax assets	-	-

Note 7 – Subsequent Events

On December 24, 2008 the Company issued two convertible debentures to two unrelated parties of $US5,000 each, the convertible debentures bear interest at a rate of 10% per annum on any unpaid principle balances, are unsecured and have no fixed terms of repayment.  The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $0.0125 per common share for each dollar of principle and/or interest due and payable. The company may pay accrued interest by issuing restricted common shares on the basis of $0.0125 per common share.

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

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “PSI” means Principle Security International, Inc., unless otherwise indicated.

General

We were incorporated in the State of Nevada on November 27, 2006.  On November 29, 2006 we incorporated our wholly owned subsidiary in Canada to conduct our business operations in the Greater Vancouver area.

We are a development stage company. Through our wholly-owned Canadian subsidiary, Principle Security International Incorporated, we are working towards the establishment of a customer service oriented security firm specializing in uniformed guard services, private investigations and a training facility for security personnel. We have not yet generated or realized any revenues from our business operations.

Since inception, we have been implementing the early phases of our business plans, including the establishment of our office, making application for our security business license, making application and scouting locations for our accredited security training facility, making application for our surety bond, registering the URL address necessary to create our website, building a database of potential clients, commencing interviews to hire a salesperson, designing our corporate logos/badges and ordering uniforms.

On December 15, 2006, we obtained our surety bond in the amount of  $5,000 Cdn., as required by the Private Investigators and Security Agencies Act.  This bond enabled us to make application for a security business license.  On January 3, 2007, we were granted our security business license.  This license has been renewed and is now valid until February 3, 2009.  The license enables us to carry on a business in the categories of “private investigator” and “security patrol”.  We have established our office and continue to lease office space on a month-to-month basis at a cost of $500 Cdn. per month from a non-related third party. To manage operating costs until the Company can raise additional funds or start generating revenues the leasee has agreed to release the Company from amounts owed for unpaid rent for the month of November and to suspend monthly lease charges until further notice. We have initiated work on our basic web page under the URL address www.principlesecurity.ca.

On September 8, 2008 we received a two-year approval to operate a security training school under the name “Principle Security Training Academy”.

We have made application to our suppliers and completed the design of our corporate logo and uniforms.  We underwent a standard inspection by the Ministry of the Attorney General of Canada working under Security Programs and we passed the inspection.

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

During the period ended November 30, 2008, we applied for listing on the OTC Bulletin Board and our common stock is now listed for trading under the stock symbol PSIL; however, as of the filing of this quarterly report, trading has not yet commenced. On December 24, 2008, we issued two convertible debentures totaling $10,000 from unrelated third parties. The convertible debentures bear interest at a rate of 10% per annum on any unpaid principle balances, are unsecured, and have no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $0.0125 common share for each dollar of principle and/or interest due and payable. The funds were delivered to our general operating account on December 24, 2008. In addition, to help manage our operating costs until we can either generate revenues or raise additional cash through loans or sales of our securities, our landlord, an unrelated third party from whom we rent our office space, has agreed to release us from amounts owed for unpaid rent for November 2008 and to suspend rental fees due until further notice. Likewise, Charles Payne, our sole officer and director, has agreed to release us from unpaid consulting fees and expenses owed to him to date and to suspend charging us consulting fees until further notice.

On December 24, 2008, we issued two convertible debentures totaling $10,000 from unrelated third parties. The convertible debentures bear interest at a rate of 10% per annum on any unpaid principle balances, are unsecured, and have no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $0.0125 common share for each dollar of principle and/or interest due and payable. The funds were delivered to our general operating account on December 24, 2008. In addition, to help manage our operating costs until we can either generate revenues or raise additional cash through loans or sales of our securities, our landlord, an unrelated third party from whom we rent our office space, has agreed to release us from amounts owed for unpaid rent for November 2008 and to suspend rental fees due until further notice. Likewise, Charles Payne, our sole officer and director, has agreed to release us from unpaid consulting fees and expenses owed to him to date and to suspend charging us consulting fees until further notice.

Results of Operations

Three months ended November 30, 2008 as compared to the three months ended November 30, 2007

We incurred net losses of $18,084, or $0.002 per share, for the three-month period ended November 30, 2008, as compared to a net loss of $12,993, or $0.002 per share, for the three-month period ended November 30, 2007. The increase was mainly attributed to increases in consulting ($9,709 - 2008 compared to $6,133 - 2007) and accounting and administration fees  ($3,414 - 2008 compared to $600 - 2007). Our other expenses for the three months ended November 30, 2008 consisted of the following: audit and accounting fees incurred in connection with the preparation and filing of our quarterly and annual reports with the SEC ($175 - 2008 compared to $2,107 - 2007); transfer agent fees ($982 - 2008 compared to $675 - 2007); rent ($1,142- 2008 compared to $1,514 - 2007); legal fees ($875 - 2008 compared to $114 - 2007); depreciation ($97 - 2008 compared to $174 - 2007); licenses ($87 - 2008 compared to $ Nil - 2007); loss (gain) on foreign exchange ($1,566 - 2008 compared to a gain of ($359) - 2007); and bank service charges ($37- 2008 compared to $58 - 2007).  Our total net losses since inception on November 27, 2008 to November 30, 2008 are $126,014.

Six months ended November 30, 2008 as compared to the six months ended November 30, 2007

We incurred net losses of $34,431, or $0.004 per share, for the six-month period ended November 30, 2008, as compared to a net loss of $31,364, or $0.004 per share, for the six-month period ended November 30, 2007. The increase was mainly attributed to increases in and accounting and administration fees  ($4,923 - 2008 compared to $1,500 - 2007); legal fees ($1,392 - 2008 compared to $316 - 2007); and licenses ($2,277 - 2008 compared to $Nil - 2007). Our other expenses for the six months ended November 30, 2008 consisted of the following: audit and accounting fees incurred in connection with the preparation and filing of our quarterly and annual reports with the SEC ($7,735- 2008 compared to $8,691 - 2007); transfer agent fees ($1,297 - 2008 compared to $1,630 - 2007); rent ($2,601 - 2008 compared to $2,459 - 2007); consulting ($12,140 - 2008 compared to $11,805- 2007); depreciation ($194 - 2008 compared to $337 - 2007); loss (gain) on foreign exchange ($1.759 - 2008 compared to ($473) - 2007); and bank service charges ($113 - 2008 compared to $147 - 2007).

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources. We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our and internal cash generating capabilities will be sufficient to finance our ongoing capital expenditures and other operating activities through Fiscal 2009.

Liquidity and Capital Resources

At November 30, 2008 and as of the date of this filing, we have not generated any revenues from our business activities.

At November 30, 2008, we had total assets of $2,975, consisting of $972 in cash and cash equivalents; $777 in goods and services tax recoverable; and $1,226 in equipment, net of depreciation.

At November 30, 2008, our total liabilities were $3,563, all consisting of accounts payable and accrued liabilities. During the period, our sole officer and director forgave loans to the Company totaling $35,020; the loan forgiveness was recorded as contributions to capital.

We have not issued and do not have any outstanding stock options or warrants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

We are a non-accelerated filer and a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934, and as such, are not required to provide the information under this item.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not currently a party to any pending legal proceeding.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION - SUBSEQUENT EVENTS

On December 24, 2008, we issued two convertible debentures totaling $10,000 from unrelated third parties. The convertible debentures bear interest at a rate of 10% per annum on any unpaid principle balances, are unsecured, and have no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $0.0125 common share for each dollar of principle and/or interest due and payable. The funds were delivered to our general operating account on December 24, 2008. In addition, to help manage our operating costs until we can either generate revenues or raise additional cash through loans or sales of our securities, our landlord, an unrelated third party from whom we rent our office space, has agreed to release us from amounts owed for unpaid rent for November 2008 and to suspend rental fees due until further notice. Likewise, Charles Payne, our sole officer and director, has agreed to release us from unpaid consulting fees and expenses owed to him to date and to suspend charging us consulting fees until further notice.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 13th day of January, 2009.

PRINCIPLE SECURITY INTERNATIONAL, INC.
(Registrant)

/s/	CHARLES PAYNE
By:	Charles Payne
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and member of the Board of Directors.