Form 10-Q
period 2009-02-28
Principle Security International, Inc.
filed 2009-04-15
CIK 1410690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

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

At February 28, 2009, there were 8,518,000 shares of our common stock issued and outstanding.

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

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Unaudited Financial Statements
February 28, 2009

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheets (Unaudited)
(Stated in US Dollars)

As at	February 28,	May 31,
	2009	2008
	$	$
ASSETS

Current
Cash and cash equivalents	1,500	21,067
Goods and services tax recoverable	951	86
	2,451	21,153

Equipment – net of $956 depreciation	1,130	1,420
Total Assets	3,581	22,573

LIABILITIES

Current
Accounts payable and accrued liabilities	3,603	436
Convertible debentures (Note 4)	10,000	-
Advances from a related party (Note 5)	-	35,020
Total Liabilities	13,603	35,456

STOCKHOLDERS’ DEFICIENCY

Preferred Stock: $0.00001 par value; authorized 100,000,000 preferred shares; none issued

Common Stock: $0.00001 par value; authorized 100,000,000 common shares; 8,518,000 shares issued and outstanding
(Note 6)	85	85

Additional Paid-In Capital	125,341	78,615

Deficit Accumulated During the Development Stage	(135,448)	(91,583)

Total Stockholders’ Deficiency	(10,022)	(12,883)

Total Liabilities and Stockholders’ Deficiency	3,581	22,573

NOTE 1 – ORGANIZATION AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Consolidated Financial Statements

   PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
(Stated in US Dollars)

	Three Month Period Ended February 28, 2009	Three Month Period Ended February 29, 2008	NineMonth Period Ended February 28, 2009	Nine Month Period Ended February 29, 2008	Cumulative From November 27, 2006 (Date of Inception) to February 28, 2009
Revenue	-	$ -	$ -	$ -	$ -

General and Administrative Expenses
Accounting and administration	4,000	400	8,923	11,900	11,773
Audit fees	1,734	1,802	9,469	10,400	21,544
Bank charges	48	109	161	256	865
Consulting fees	152	6,089	12,292	17,894	47,628
Depreciation	96	172	290	509	956
Legal fees	2	10,509	1,394	10,825	23,055
Licenses	354	-	2,631	-	2,631
Marketing and advertising	-	-	-	-	156
Office expenses	-	143	-	437	1,287
Office rent	33	1,020	2,634	3,479	7,416
Security supplies, uniforms, general	-	549	-	1,256	2,724
Telephone and internet fees	1,111	228	1,111	1,077	2,187
Transfer agent and filing fees	3,110	111	4,407	1,741	7,433
Vehicle expenses	-	1,227	-	4,329	5,108
Loss (gain) on foreign exchange	(1,206)	(182)	553	(655)	685

Net Loss for the Period	(9,434)	(32,177)	(43,865)	(63,541)	(135,448)
Basic and Diluted Gain/(Loss) Per Share	($0.001)	($0.004)	($0.005)	($0.007)
Weighted Average Number of Shares Outstanding	8,518,000	8,518,000	8,518,000	8,518,000

See accompanying Notes to the Consolidated Financial Statements

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statement of Stockholder’s Equity (Deficiency)
(Unaudited)
(Stated in US Dollars)

From Inception on November 27, 2006 to February 28, 2009:

Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
Shares	Amount	Capital	Stage	Equity (Deficiency)
	$	$	$	$

Common stock issued for cash, November 28, 2007, to an officer and director at $0.001 per share

Common stock issued for cash, February 23, 2007, at $0.0075 per share

Common stock issued for cash, May 8, 2007 at $0.15 per share
	2,500,000 5,800,000 218,000	25 58 2	2,475 43,442 32,698	- - -	2,500 43,500 32,700

Net loss for the year ended May 31, 2007	-	-	-	(19,332)	(19,332)

Balance, May 31, 2007	8,518,000	85	78,615	(19,332)	59,368

Net loss for the year ended May 31, 2008	-	-	-	(72,251)	(72,251)

Balance, May 31, 2008	8,518,000	85	78,615	(91,583)	(12,883)

Contributions to capital by related party (Note 5)			46,726		46,726

Net loss for the period ended February 28, 2009	-	-	-	(43,865)	(43,865)

Balance, February 28, 2009	8,518,000	85	125,341	(135,448)	(10,022)

See accompanying Notes to the Consolidated Financial Statements

PRINCIPLE SECURITY INTERNATIONAL, INC.
                     (A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
(Stated in US Dollars)

	Nine Month Period Ended February 29, 2009	Nine Month Period Ended February 29, 2008	Cumulative From November 27, 2006 (Date of Inception) to February 28, 2009
	$	$	$
Cash provided by (used in):
Operating Activities

Net (Loss) from operations	(42,140)	(63,541)	(135,448)

Items not requiring cash outlay
Depreciation	290	280	956
Contributed consulting services by a related party	10,095	-	10,095
Cash provided by (used in) operating assets and liabilities:
Goods and services tax recoverable	(865)	1	(951)
Accounts payable and accrued liabilities	1,442	(1,849)	3,603

Net cash used in operating activities	(31,178)	(65,109)	(121,745)

Investing Activities
Purchase of computer equipment	-	-	(2,086)

Net cash used in investing activities	-	-	(2,086)

Financing Activities
Contributions to capital from a related party	1,611	-	36,631
Advances from a related party	-	15,000	-
Convertible debentures issued	10,000	-	10,000
Common stock issued for cash	-	-	78,700

Net cash provided by financing activities	11,611	15,000	125,331

Net cash provided (used) during the period	(19,567)	(50,109)	1,500

Cash and cash equivalents at beginning of period	21,067	59,309	-

Cash and cash equivalents at end of period	1,500	9,200	1,500

Supplementary Disclosure of Statements of Cash Flows Information
Interest Paid	-	-	-
Foreign Exchange Gain/(Loss)	(1,197)	665	694
Income Taxes (Note 7)	-		-

See accompanying Notes to the Consolidated Financial Statements

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
(Stated in US Dollars)

	Nine Month Period Ended February 28, 2009	Nine Month Period Ended February 29, 2008	Cumulative From November 27, 2006 (Date of Inception) to February 28, 2009
	$	$	$
Supplemental Disclosure of Non-Cash Investing
and Financing Activities
Forgiveness of debt by a related party	35,020	-	-

See accompanying Notes to the Consolidated Financial Statements

F-6

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 28, 2009

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto as at May 31, 2008.  Operating results for the nine-month period ended February 28, 2009 are not necessarily indicative of the results that can be expected for the year ended May 31, 2009.

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
February 28, 2009

Note 3 - Summary of Significant Accounting Policies (continued)

(c)    Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

As at February 28, 2009 the Company has cash of $1,500 and $ nil of cash equivalents.

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

Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company’s long-lived assets as at February 28, 2009.

     (e)     Equipment

Equipment is recorded at cost on acquisition.

Amortization is provided for on a declining balance basis over the estimated useful lives of the assets at the following annual rates:

             Computer software and hardware          30%
             Furniture and fixtures                               20%

(f)     Advertising Costs

All advertising costs, including production and media broadcasts are expensed as incurred. In the period ended February 28, 2008 there was $ nil in advertising and marketing expenses incurred.

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 28, 2009

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

(h)   Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholder’s equity that, under United States of America generally accepted accounting principles, are excluded from net income (loss), such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability.  As at February 28, 2009, the Company has no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

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

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 28, 2009

Note 3 - Summary of Significant Accounting Policies (continued)

    (k)   Fair Value Measurements

    Effective June 1, 2008, the Company adopted SFAS No. 157, 'Fair Value Measurements,' for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value.

    SFAS 157 established market and observable inputs as the preferred source of values, followed by assumptions based on hypothetical transaction in the absence of market inputs.

   The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs relect the Company's market assumptions.  These two types of inputs create the following fair value hierarchy:

-	Level 1 - Quoted prices in active markets for identical asset or liabilities.

-
Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

-
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 became effective immediately.

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 28, 2009

Note 3 - Summary of Significant Accounting Policies (continued)

(k) Fair Value Measurements (continued)

Effective June 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", ("SFAS 159"), which provides entities the option to measure many financial instruments and certain other items at fair value.  Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.

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

(m) Financial Instruments

Fair Value:

The fair value of cash and cash equivalents, accounts payable and accrued liabilities and advances from a related party were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments.

The fair value of the convertible debentures were estimated to approximate its carrying values, based on current interest market rates at time of issuance.  The fair value estimate is based on observable inputs that are of a level 3 in the fair value hierarchy.

Risks:

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

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 28, 2009

(n)	Recent Accounting Pronouncements (continued)

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

Note 4 - Convertible Debentures

On December 24, 2008 the Company issued two convertible debentures to two unrelated parties, the convertible debentures bear interest at a rate of 10% per annum on any unpaid principle balances, are unsecured, and have no fixed terms of repayment.  The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $0.0125 per common share for each dollar of principle and/or interest due and payable. The Company may repay principal amounts due at any time without premium or penalty.

The Company has determined that the conversion features of its convertible debentures are not beneficial, and accordingly the full amount of the proceeds of the convertible debentures were attributed to the debt feature of the instruments at time of issuance.

PRINCIPLE SECURITY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 28, 2009

Note 5 – Advances from and Transactions with a Related Party

During the nine month period ended February 28, 2009, officers and director of the Company forgave loans to the Company totaling $35,020 (February 28, 2008 - $ nil, cumulative - $35,020).  This loan forgiveness has been recorded as contributions to capital.

During the period ended February 28, 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $10,095 (February 28, 2008 – $ nil, cumulative – $10,095).

During the period ended February 28, 2009, an officer and director was paid $2,044 for management fees (February 28, 2009- $17,894).

Note 6 – Common Stock

The common stock is not subject to warrants, agreements or options at February 28, 2009, other than the provisions of the convertible debentues as detailed in Note 4.

Note 7 - Income Taxes

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

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.  The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:

	February 28, 2009	May 31, 2008
	$	$
Net operating loss carry forwards (expiring in 2027 - 2029)	65,377	72,251
Statutory tax rate	15% - 34.5%	15% - 34.5%
Deferred tax assets	65,377	24,435
Less: Valuation allowance	(28,141)	(24,435)
Net deferred tax assets	-	-

Note 8 – Subsequent Events

On March 5, 2009 the Company issued a convertible debenture in the amount of $3,800 to an unrelated party, the convertible debenture bear interest at a rate of 10% per annum on any unpaid principle balances, is unsecured, and has no fixed terms of repayment.  The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $0.0125 per common share for each dollar of principle and/or interest due and payable.

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

We have not generated any revenues as we have not yet been able to secure a contract.  Our sole officer and director has been building a database of potential clients.  He will be maintaining the database on an ongoing basis.  He has been actively contacting a number of businesses in hopes of securing a contract, but has not done so to date.

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

On March 5, 2009, we issued a convertible debenture to an unrelated party, the convertible debenture bear interest at a rate of 10% per annum on any unpaid principle balances, is unsecured, and has no fixed terms of repayment.  The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $0.0125 per common share for each dollar of principle and/or interest due and payable.

In addition, until we are able to secure a contract and generate revenues, Charles Payne, our sole officer and director, has agreed to release us from unpaid consulting fees and expenses owed to him to date and to suspend charging us consulting fees until further notice.

Results of Operations

Three months ended February 28, 2009 as compared to the three months ended February 29, 2008

We incurred net losses of $9.434, or $0.001 per share, for the three-month period ended February 28, 2009, as compared to a net loss of $32,177, or $0.004 per share, for the three-month period ended February 29, 2008. The decrease was mainly attributed to decreases in consulting fees ($152 - 2009 compared to $6,089 - 2008) and legal fees ($2 - 2009 compared to $10,509 - 2008). Our other expenses for the three months ended February 28, 2009 consisted of the following: audit and accounting fees incurred in connection with the preparation and filing of our quarterly and annual reports with the SEC ($4,000 - 2009 compared to $10,400 - 2008); transfer agent and filing fees ($3,110 - 2009 compared to $111 - 2008); rent ($33- 2009 compared to $1,020 - 2008); depreciation ($96 - 2009 compared to $172 - 2008); licenses ($354 - 2009 compared to $ nil - 2008); loss (gain) on foreign exchange ($1,206) - 2009 compared to ($182)- 2008); and bank service charges ($48- 2008 compared to $109 - 2008).  Our total net losses since inception on November 27, 2008 to February 28, 2009 are $135,448.

Nine months ended February 28, 2009 as compared to the nine months ended February 29, 2008

We incurred net losses of $43,865, or $0.005 per share, for the nine-month period ended February 28, 2009, as compared to a net loss of $63,541, or $0.007 per share, for the nine-month period ended February 29, 2008. The decrease was mainly attributed to decreases in consulting fees  ($12,292 - 2009 compared to $17,894 - 2008); legal fees ($1,394 - 2009 compared to $10,825 - 2008); and vehicle expense ($Nil - 2009 compared to $4,329 - 2008). Our other expenses for the nine months ended February 28, 2009 consisted of the following: audit and accounting fees incurred in connection with the preparation and filing of our quarterly and annual reports with the SEC ($8,923- 2009 compared to $11,900 - 2008); transfer agent and filing fees ($4,407 - 2009 compared to $1,741 - 2008); rent ($2,634 - 2009 compared to $3,479 - 2008); audit fees ($9,469 - 2009 compared to $10,439 - 2008); depreciation ($290 - 2009 compared to $509 - 2008);  licenses ($2,631 - 2009 compared to $ nil - 2008); telephone and internet expense ($1,111 - 2009 compared to $1,077 - 2008); loss (gain) on foreign exchange ($553 - 2009 compared to ($655) - 2008); and bank service charges ($161 - 2009 compared to $256 - 2008).

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

Liquidity and Capital Resources

At February 28, 2009 and as of the date of this filing, we have not generated any revenues from our business activities.

At February 28, 2009, we had total assets of $3,581, consisting of $1,500 in cash and cash equivalents; $951 in goods and services tax recoverable; and $1,130 in equipment, net of depreciation.

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

At February 28, 2009, our total liabilities were $13,603, consisting of accounts payable and accrued liabilities in the amount of $3,603 and convertible debentures payable in the amount of $10,000.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION - SUBSEQUENT EVENTS

On March 5, 2009, we issued a convertible debenture to an unrelated third party. The convertible debenture bears interest at the rate of 10% per annum  on any unpaid principle balance, is unsecured and has no fixed terms of repayment.  The holder of the convertible debenture has the right to convert any portion of the unpaid principle amount and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $0.0125 per common share for each dollar of principle and/or interest due and payable.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 27th day of March, 2009.

PRINCIPLE SECURITY INTERNATIONAL, INC.
(Registrant)

/s/	CHARLES PAYNE
By:	Charles Payne
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and member of the Board of Directors.