Form 10-K
period 2009-05-31
Principle Security International, Inc.
filed 2009-08-27
CIK 1410690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended May 31, 2009
[ ]Transition report Pursuant to Section 13 or 15(d) of the Exchange Act
FORM 10-K

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

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:  None                   Name of each exchange on which registered:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.00001

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

On May 31, 2009 and August 20, 2009, we had 8,518,000 shares of voting common stock issued and outstanding.

The aggregate market value of the voting common stock held by non-affiliates (6,018,000 shares of voting common stock) as of May 31, 2009 and August 20, 2009, the date of the filing of this annual report, computed at the par value of the stock of $0.00001 was $60 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Some exhibits required to be filed hereunder, are incorporated herein by reference to our original Form SB-2 Registration Statement, filed under our SEC File No. 333-145730 on August 27, 2007, and our Annual Report on Form 10-K for the fiscal year ended May 31, 2008, both of which can be found in their entirety on the SEC website at www.sec.gov.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the U.S. Securities and Exchange Commission (SEC) are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

PART I

ITEM 1.      DESCRIPTION OF BUSINESS

History of Operations

We were incorporated in the State of Nevada on November 27, 2006. We are still in the development stages of our business and have not yet generated any revenues to date. Through our wholly owned Canadian subsidiary, Principle Security International Incorporated, we are working towards the establishment of a customer service oriented security firm specializing in uniformed guard services, private investigations and a training facility for security personnel. Our sole officer and director has been building a database of potential clients and continues to actively contact businesses in hopes of securing a contract in the near future.

Our auditors have issued us a going concern opinion, which means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We do not anticipate generating any revenues until we secure a contract to provide our security guard services. Accordingly, we must raise cash from sources other than the sale of our services. Our only other source for cash at this time is investment by others, through bank loans or through equity sales of our securities.

At May 31, 2009, we only had $1,496 in cash in the bank and an accumulated deficit of $149,673 since inception. We expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern. We believe that we cannot sustain our operations from existing working capital and operations over the next 12 months without raising additional capital either from sales of our securities or through bank or other loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise money when needed. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities.

Since inception, we issued 8,518,000 shares of common stock via private placement for cash proceeds of $78,700. On November 28, 2006, we issued 2,500,000 shares of common stock through a private placement pursuant to Reg. S of the Securities Act of 1933 to our sole officer and director, Mr. Charles Payne in consideration of $2,500. On February 23, 2007, we completed a private placement of 5,800,000 shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $43,500. On May 8, 2007, we completed an additional private placement of 218,000 shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $32,700.

All of the issued and outstanding shares of common stock were issued pursuant to Reg. S of the Securities Act of 1933. All transactions closed outside the United States of America with non-US persons.

Principal Products/Services Description

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

Private Investigation Services

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

We do not currently own any real estate or other property.

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

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our shares of common stock are registered for trading with the OTCBB under the stock symbol PCPL; however, trading has not yet commenced. As a result, the table setting forth the high and low closing prices of the common stock for the fiscal years ended May 31, 2009 and 2008, as reported by Nasdaq, has been omitted.

Signature Stock Transfer, Inc. PMB 317, 2220 Coit Road, Suite 480, Plano, TX 75075, Telephone: (972) 612-4120; Facsimile: (972) 612-4122 is the transfer agent for our common stock.

Stockholders

At May 31, 2009 and August 20, 2009, we had a total of 36 shareholders of record holding our issued and outstanding common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company.

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare any dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit our ability to pay dividends in our common stock if we decide to do so in the future.

Section Rule 15(g) of the Securities Exchange Act of 1934

Our shares of common stock are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6, and 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

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

History of Operations

We were incorporated in the State of Nevada on November 27, 2006. We are an early development stage corporation. Through our wholly owned Canadian subsidiary, Principle Security International Incorporated, we are working towards the establishment of a customer service oriented security firm specializing in uniformed guard services, private investigations services and a training facility for security personnel. We have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin to implement our business plan and begin to provide our security guard services. Accordingly, we must raise cash from sources other than the sale of our services. Our only other source for cash at this time is investment by others.  Our sole officer and director has been building a database of potential clients and will be maintaining the database on an on-going basis. For the fiscal years ended 2009 and 2008, much of our resources were directed at developing our services and business plans in hopes of securing a contract to perform uniformed guard services and establishing a training facility for security personnel. Our sole officer and director has been actively contacting a number of businesses in order to secure a contract, but has not done so to date.

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

Effective September 1, 2008, the provincial government of British Columbia announced that the Security Services Act (SSA) will replace the PISA. As part of the legislative changes introduced under the SSA, an increased number of security service providers throughout the province of British Columbia are now required to undergo licensing and training. Additions include; Armored Car Guards, Doorpersons/Bouncers, Bodyguards and In-House Security Patrol & Private Investigators. Licensing and training is a mandatory requirement for contract security guards in British Columbia and there currently exists a market for these services.  All groups are required to be compliant with the new legislation by November 1, 2009.  With a concrete enforcement date for the new legislative changes in place, we anticipate that the market for these services will expand, creating increased business opportunities for our services.

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

We plan to complete our web page under the URL address www.principlesecurity.ca during the next several months and anticipate the cost will be approximately $500. Most of the design and set up will be done by our sole officer and director. We will need to incorporate several changes into the design of our webpage to reflect our current focus on the establishment of the accredited training facility. We expect to complete the website once we have secured a suitable location for the accredited training school. We are continuing our search to locate a suitable site to establish the training school and anticipate that the costs associated with the acquisition and set up of the new facility will be approximately Cdn $4,000. We have been working with several leasing agents to help us find an appropriate location for the school in the municipalities of Vancouver, Burnaby, Coquitlam and British Columbia but our efforts have not yielded any promising prospects. We had initially anticipated that the security training facility would be operational by August 2009, but most properties we have considered would either not allow for the appropriate zoning conditions necessary to operate a training facility or the proposed rental fees would exceed what our current budget would allow for. With the change in the current regulations, we are hoping more favorable prospects will be available to us in the near future.

Concurrent with the scouting of a suitable location for the training school we are working towards finalizing the Approved Security Training School Application with the Private Career Training Institutions Agency of British Columbia (PCTIA). The fees to file the application are Cdn $2,125.

Once we have raised the cash sufficient to finish the website and it is fully functional and the accredited training school is established, we intend to focus on marketing and advertising. We intend to place employment ads through various local media streams to attract clientele for the training school. We estimate that we will require approximately Cdn $2,000 for advertising expenses. Our sole officer and director has been actively seeking prospective clients through his networking contacts on an on-going basis and will continue to do so.

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

Currently, we do not have sufficient funds to carry out our business plan and need to raise additional capital from a public offering, a private placement or loans. We anticipate that additional funding will be in the form of issuance of debt and/or equity financing from the sale of our common stock; however, we have no assurance that we will be able to raise sufficient funds from the sale of our common stock to pay all of our anticipated expenses. Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of equity offering and debt financing but has not entered into any agreement for any of the foregoing. There can be no assurance that additional financing will be available to us when needed, or, if available, that it can be obtained on commercially reasonable terms. We currently have no plans or commitments for additional funding. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities.

We have no employees, other than our sole officer and director, Charles Payne. We do not intend to hire additional employees at this time. From inception through to April 30, 2008, our sole officer was compensated for his administrative and consulting services to the Company and paid Cdn $2,000 a month. However, as of May 1, 2008, Mr. Payne is no longer being compensated for his services to the Company, as we do not have sufficient funds to pay him this time.  His compensation may be reinstated in the future if and when additional funds become available.

We will not be conducting any research. We do not intend to buy or sell any property or significant equipment during the next twelve months.

Results of Operations

Fiscal year ended May 31, 2009 compared to the fiscal year ended May 31, 2008

For the fiscal year ended May 31, 2009, we incurred a net operating loss of $58,090, or $0.01 per share, as compared to a net loss of $72,251, or $0.01 per share, for the fiscal year ended May 31, 2008. Our cumulative net losses from inception on November 27, 2006 to the fiscal year ended May 31, 2009 were $149,673.

We incurred total expenses of $58,090 for the fiscal year ended May 31, 2009, as compared to total expenses of $75,251 for the fiscal year ended May 31, 2008. The majority of our expenses for the fiscal year ended May 31, 2009 were attributed to audit fees in the amount of $17,093 (2008 - $12,075, cumulative - $29,168); accounting and administration fees in the amount of $12,684 (2008 - $2,700, cumulative - $15,534); and consulting fees paid to our sole officer and director in the amount of $12,094 (2008 - $31,854, cumulative - $47,430). Our other expenses consisted of $6,097 in transfer agent and filing fees (2008 - $2,531, cumulative - $9,123); $2,592 in office rent (2008 - $3,477, cumulative - $7,374); $2,591 in license fees (2008 - $Nil, cumulative - $2,591); $1,184 in telephone and internet service fees (2008 - 1,076, cumulative - $2,260); $1,391 in legal fees incurred in connection with the preparation and filing of our periodic reports with the SEC (2008 - $10,824, cumulative - $23,052); $1,206 in loss (gain) on foreign exchange (2008 - ($247), cumulative - $1,338); $523 in interest expense on our outstanding convertible debentures (2008 - $Nil, cumulative $523); $363 in equipment depreciation expense (2008 - $625, cumulative - $1,029); $208 in bank service charges and fees (2008 - $309, cumulative - $912); and $64 in miscellaneous office expense (2008 - $664, cumulative - $1,351).

Our expenses decreased during the fiscal year ended May 31, 2009 mainly due to a decrease in consulting fees and a reduction in legal fees.

Liquidity and Capital Resources

We currently only have $1,496 in cash in the bank and are continuing to seek sources of funding to continue our business operations. It is expected we will continue to need further funding until we are able to security a contract for our services. We currently plan to fund future operations by public offerings or private placement of equity and/or debt securities as we have done in the past. However, there can be no assurance that debt or equity financing will be available to us on acceptable terms to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of the date of this annual report, we have not yet generated any revenues.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Net cash flows from financing activities for the fiscal year ended May 31, 2009 were $13,800 received from convertible debentures we issued in exchange for cash to use as operating capital. Following are the details of the convertible debentures issued during the fiscal year ended May 31, 2009:

1.   On December 24, 2008, we issued a convertible debenture in exchange for $5,000 in cash. The convertible debenture bears interest at a rate of 10% per annum on any unpaid principal balance, is secured by the assets of the Company and accrued interest is due and payable at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after December 24, 2008. The principal amount is repayable at any time in whole or in part. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into shares of our common stock at any time within thirty-six (36) months from December 24, 2008 on the basis of $0.0125 per Unit, where a Unit consists of one share of common stock for an equivalent amount of principal and interest due and payable.

2.  On December 24, 2008, we issued a second convertible debenture in exchange for $5,000 in cash. The convertible debenture bears interest at a rate of 10% per annum on any unpaid principal balance, is secured bythe assets of the Company and all principal and accrued interest is due and payable at the end of each calendar quarter, with the first payment due on on the last day of the first calendar quarter after December 24, 2008. The principal amount is repayable at any time in whole or in part. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into shares of our common stock at any time within thirty-six (36) months from December 24, 2008 on the basis of $0.0125 per Unit, where a Unit consists of one share of common stock for an equivalent amount of principal and interest due and payable.

3.  On March 5, 2009, we issued a convertible debenture in exchange for $3,800 in cash. The convertible debenture bears interest at a rate of 10% per annum on any unpaid principal balance, is secured bythe assets of the Company and all principal and accrued interest is due and payable at the end of each calendar quarter, with the first payment due on on the last day of the first calendar quarter after March 5, 2009. The principal amount is repayable at any time in whole or in part.  The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into shares of our common stock at any time within thirty-six (36) months from March 5, 2009 on the basis of $0.0125 per Unit, where a Unit consists of one share of common stock for an equivalent amount of principal and interest due and payable.

At May 31, 2009, we were in default of certain terms related to these convertible debentures as we do not currently have the cash available to make principal and interest payments due.

At May 31, 2009, there were no amounts due to related parties, as our sole officer, director and shareholder forgave loans due to him from the Company totaling $35,020 during the fiscal year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or contractual or commercial commitments.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting issuer (as defined in Item 10(f)(1) of Regulation S-K), we are not required to report quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

ITEM 8.      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Following are our audited consolidated financial statements for the fiscal year ended May 31, 2009:

Principle Security International, Inc.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 May 2009

James Stafford

James Stafford
  Chartered Accountants
Suite 350 – 1111 Melville Street
  Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
* Incorporated professional, James Stafford, Inc .

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Principle Security International, Inc.
(A Development Stage Company)

We have audited the consolidated balance sheet of Principle Security International, Inc. (the “Company”) as at 31 May 2009 and the related consolidated statements of operations, cash flows and changes in stockholders’ deficiency for the year ended 31 May 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 May 2009, and the results of its operations, its cash flows and its changes in stockholders’ deficiency for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements as at 31 May 2008 and 2007 were audited by predecessor auditors who expressed an opinion without reservation on those statements in their report dated 11 August 2008.

  /s/ James Stafford
Vancouver, Canada                                                                                                                                               Chartered Accountants

14 August 2009

I. Vellmer Inc.
Chartered Accountant*

721 – 602 W. Hastings Street
Vancouver, B.C., V6B 1P2

		Tel:	604-687-3773
		Fax:	604-687-3778
	E-mail:	vellmer@i-vellmer.ca
*denotes an incorporated professional

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Principle Security International, Inc.
(A Development Stage Company)

I have audited the accompanying consolidated balance sheet of Principle Security International Inc. as at May 31, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended May 31, 2008 and the period ended May 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Principle Security International Inc. as at May 31, 2008 and the results of its operations and its cash flows for the year ended May 31, 2008 and the period ended May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada                                                                                                  /s/ I. Vellmer Inc.
August 11, 2008                                                                                                      Chartered Accountants

Principle Security International, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
As at 31 May
_____________________________________________________________________________________________________________________________________________

	2009	2008
	$	$

Assets

Current
Cash and cash equivalents (Note 2)	1,496	21,067
Goods and Services Tax recoverable	234	86

	1,730	21,153

Equipment (Note 3)	1,057	1,420

	2,787	22,573

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	13,508	436
Convertible debentures (Note 5)	14,323	-
Due to related party (Note 6)	-	35,020
	27,831	35,456

Stockholders’ deficiency
Capital stock (Note 7)
Authorized
100,000,000 of common shares, par value $0.00001
100,000,000 of preferred shares, par value $0.00001
Issued and outstanding
2008 – 8,518,000 common shares, par value $0.00001
2009 – 8,518,000 common shares, par value $0.00001	85	85
Additional paid in capital	124,544	78,615
Deficit, accumulated during the development stage	(149,673)	(91,583)

	(25,044)	(12,883)

	2,787	22,573

Nature and Continuance of Operations (Note 1), Contingency (Note 10) and Subsequent Events (Note 10)

On behalf of the Board:

/s/  Charles Payne, Director

The accompanying notes are an integral part of the consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
_____________________________________________________________________________________________________________________________________________

	For the period from the date of inception on 27 November 2006 to 31 May 2009 (unaudited)	For the year ended 31 May 2009	For the year ended 31 May 2008	For the year ended 31 May 2007
	$	$	$	$

Expenses
Accounting and administration	15,534	12,684	2,700	150
Amortization	1,029	363	625	41
Bank charges	912	208	309	395
Consulting fees (Notes 6, 7 and 9)	47,430	12,094	31,854	3,482
Interest expense (Note 5)	523	523	-	-
Legal fees	23,052	1,391	10,824	10,837
Licenses	2,591	2,591	-	-
Marketing and advertising	156	-	-	156
Office expenses	1,351	64	664	623
Office rent	7,374	2,592	3,477	1,305
Professional fees	29,168	17,093	12,075	-
Security supplies, uniforms, general	2,724	-	1,255	1,469
Telephone and internet fees	2,260	1,184	1,076	-
Transfer agent and filing fees	9,123	6,097	2,531	495
Vehicles expenses	5,108	-	5,108	-
Loss (gain) on foreign exchange	1,338	1,206	(247)	379

Net loss for the period	(149,673)	(58,090)	(72,251)	(19,332)

Basic and diluted earnings per common share		(0.01)	(0.01)	(0.00)

Weighted average number of common shares used in per share calculations		8,518,000	8,518,000	5,599,535

The accompanying notes are an integral part of the consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
_____________________________________________________________________________________________________________________________________________

	For the period from the date of inception on 27 November 2006 to 31 May 2009 (unaudited)	For the year ended 31 May 2009	For the year ended 31 May 2008	For the year ended 31 May 2007
	$	$	$	$

Cash flows from (used in) operating activities
Net loss for the period	(149,673)	(58,090)	(72,251)	(19,332)
Adjustments to reconcile loss to net cash used by operating activities
Amortization (Note 3)	1,029	363	625	41
Interest (Note 5)	523	523	-	-
Contribution to capital by related party (Notes 6 and 7)	10,909	10,909	-	-
Changes in operating assets and liabilities
(Increase) decrease in Goods and Services Tax recoverable	(234)	(148)	72	(158)
Increase (decrease) in accounts payable and accrued liabilities	13,508	13,072	(1,688)	2,124
Increase in due to related parties (Notes 6 and 7)	20	-	-	20

	(123,918)	(33,371)	(73,242)	(17,305)

Cash flows used in investing activities
Purchase of property, plant and equipment	(2,086)	-	-	(2,086)

Cash flows from financing activities
Common shares issued for cash (Note 7)	78,700	-	-	78,700
Convertible debentures (Note 5)	13,800	13,800	-	-
Loans from related parties (Notes 6 and 7)	35,000	-	35,000	-

	127,500	13,800	35,000	78,700

Increase (decrease) in cash and cash equivalents	1,496	(19,571)	(38,242)	59,309

Cash and cash equivalents, beginning of period	-	21,067	59,309	-

Cash and cash equivalents, end of period	1,496	1,496	21,067	59,309

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of the consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
_____________________________________________________________________________________________________________________________________________

	Number of shares issued	Share capital	Additional paid in capital	Deficit, accumulated during the development stage	Stockholders’ deficiency
		$	$	$	$

Balance at 27 November 2006 (inception)	-	-	-	-	-
Common shares issued – cash ($.001 per share) (Note 6)	2,500,000	25	2,475	-	2,500
Common shares issued – cash ($.0075 per share) (Note 6)	5,800,000	58	43,442	-	43,500
Common shares issued – cash ($.15 per share) (Note 6)	218,000	2	32,698	-	32,700
Net loss for the period	-	-	-	(19,332)	(19,332)

Balance at 31 May 2007 (unaudited)	8,518,000	85	78,615	(19,332)	59,368
Net loss for the period	-	-	-	(72,251)	(72,251)

Balance at 31 May 2008	8,518,000	85	78,615	(91,583)	(12,883)
Contributions to capital by related party (Notes 6, 7 and 9)	-	-	45,929	-	45,929
Net loss for the year	-	-	-	(58,090)	(58,090)

Balance at 31 May 2009	8,518,000	85	125,544	(149,673)	(25,044)

The accompanying notes are an integral part of the consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 May 2009
____________________________________________________________________________________________________________________________________________

1.	Nature and Continuance of Operations

Principle Security International, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on 27 November 2006.  The Company intends to conduct its business through its wholly owned subsidiary, Principle Security International Incorporated, a company incorporated in Canada.

These consolidated financial statements represent the presentation on a consolidated basis of the accounts of the Company and its wholly owned subsidiary, Principle Security International Incorporated, a company incorporated under the laws of British Columbia, Canada on 29 November 2006.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7.  The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced.  Accordingly, no revenue has been derived during the organization period.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to development stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 31 May.

The Company’s consolidated financial statements as at 31 May 2009 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $58,090 for the year ended 31 May 2009 (2008 - $72,251, 2007 - $19,332) and has a working capital deficit of $26,101 at 31 May 2009 (2008 – working capital of $14,303).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 May 2010.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 May 2009, the Company was not engaged in a business and had suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 May 2009
____________________________________________________________________________________________________________________________________________

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in U.S. dollars.  The Company’s fiscal year end is 31 May.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As at 31 May 2009, the Company has cash and cash equivalents in the amount of $1,496 (2008 - $21,067).

Equipment

Equipment is recorded at cost and depreciation is provided over its estimated economic lives at 30%.

Long-lived assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment.  The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Financial instruments

The carrying value of cash and cash equivalents, Goods and Services Tax recoverable, accounts payable and accrued liabilities and convertible debentures approximates their fair value because of the short maturity of these instruments.  The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 May 2009
____________________________________________________________________________________________________________________________________________

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share.”  SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 May 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Segments of an enterprise and related information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise.”  SFAS No.131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  SFAS No.131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company has evaluated this SFAS and does not believe it is applicable at this time.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 May 2009
____________________________________________________________________________________________________________________________________________

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities,” which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 27 November 2006 to 31 May 2009.

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollars.  The consolidated financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.”  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.

Changes in Accounting Policies

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after 15 November 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before 15 November 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after 15 November 2007. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 May 2009
____________________________________________________________________________________________________________________________________________

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB statement No. 162”.  SFAS  No. 168 replaces the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles as stated with FASB Accounting Standards Codification becoming the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods beginning after 15 September 2009.  The Company does not expect this adoption will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 is intended to establish general standards of financial reporting for companies with variable interest entities.  It requires timely and useful disclosure of information related to the Company’s involvement with variable interest entities.  This disclosure should alert all users to the effects on specific provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, related to the changes to the special-purpose entity proposal in FASB Statement No. 166, “Accounting for Transfers of Financial Assets”, and the treatment of specific provisions of Interpretation 46(R).  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company has determined that the adoption of SFAS No. 167 will have no impact will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“SFAS 166”).  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS 166 was established to clarify derecognition of assets under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company has determined that the adoption of SFAS No. 166 will have no impact will have on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after 15 June 2009. The adoption of this statement did not have a material impact on its consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 May 2009
____________________________________________________________________________________________________________________________________________

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after 15 December 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect this adoption will have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”.  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after 15 November 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after 15 December 2008. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 May 2009
____________________________________________________________________________________________________________________________________________

In December 2007, the FASB issued SFAS No.141(R), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after 15 December 2008. The Company is evaluating the impact adopting SFAS No. 141(R) will have on its consolidated financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board.  Under the proposed roadmap, the Company would be required to prepare consolidated financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012.  The Company is currently assessing the potential impact of IFRS on its consolidated financial statements and will continue to follow the proposed roadmap for future developments.

3.	Equipment

		Accumulated amortization	Net Book Value
	Cost		2009	2008
	$	$	$	$

Computer equipment	2,086	1,029	1,057	1,420

During the year ended 31 May 2009, the total additions of the Company to equipment were $Nil (2008 - $Nil).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 May 2009
____________________________________________________________________________________________________________________________________________

5.	Convertible Debentures

31 May 2009	31 May 2008
$	$
Issued on 24 December 2008, the convertible debenture bears interest at 10% per annum on any unpaid principal balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 24 December 2008. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into common shares of the Company at any time up to 24 December 2011 at $0.0125 per Unit where a Unit consists of one common share for an equivalent amount of principal and interest due and payable. During the year ended 31 May 2009, the Company accrued interest expense of $216. The balance as at 31 May 2009 consists of principal and accrued interest of $5,000 (2008 - $Nil) and $216 (2008 - $Nil), respectively (Note 10).
5,216	-

Issued on 24 December 2008, the convertible debenture bears interest at 10% per annum on any unpaid principal balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 24 December 2008.The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into common shares of the Company at any time up to 24 December 2011 at $0.0125 per Unit where a Unit consists of one common share for an equivalent amount of principal and interest due and payable. During the year ended 31 May 2009, the Company accrued interest expense of $216. The balance as at 31 May 2009 consists of principal and accrued interest of $5,000 (2008 - $Nil) and $216 (2008 - $Nil), respectively (Note 10).
5,216	-

Issued on 5 March 2009, the convertible debenture bears interest at 10% per annum on any unpaid principal balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 5 March 2009. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into common shares of the Company at any time up to 5 March 2012 at $0.0125 per Unit where a Unit consists of one common share for an equivalent amount of principal and interest due and payable. During the year ended 31 May 2009, the Company accrued interest expense of $91. The balance as at 31 May 2009 consists of principal and accrued interest of $3,800 (2008 - $Nil) and $91 (2008 - $Nil), respectively.
3,891	-

14,323	-

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 May 2009
____________________________________________________________________________________________________________________________________________

6.	Due to Related Party and Related Party Transaction

As at 31 May 2009, the amount due to related party consists of $Nil (2008 - $35,020) payable to a director and shareholder of the Company.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the year ended 31 May 2009, a director and shareholder of the Company was paid consulting fees in the amount of $Nil (2008 - $21,584).

During year ended 31 May 2009, a director and shareholder of the Company forgave loans to the Company totaling $35,020.  This loan forgiveness has been recorded as contributions to capital of the Company (Notes 7 and 9).

During the year ended 31 May 2009, a director and shareholder of the Company made contributions to capital for consulting fees in the amount of $10,909 (2008 – $Nil) (Notes 7 and 9).

7.	Capital Stock

Authorized

The total authorized capital is 100,000,000 common shares with a par value of $0.00001 per common share and 100,000,000 preferred shares with a par value of $0.00001.

Issued and outstanding

The total issued and outstanding capital stock is 8,518,000 common shares with a par value of $0.00001 per common share.

During the year ended 31 May 2007, the Company issued 8,518,000 common shares for cash proceeds of $78,700.

The common stock is not subject to warrants, agreements or options at 31 May 2009.

During the year ended 31 May 2009, a director and shareholder of the Company made contributions to capital for consulting fees in the amount of $10,909 (2008 – $Nil) (Notes 6 and 9).

During year ended 31 May 2009, a director and shareholder of the Company forgave loans to the Company totaling $35,020.  This loan forgiveness has been recorded as contributions to capital of the Company (Notes 6 and 9).

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 May 2009
____________________________________________________________________________________________________________________________________________

8.
Income Taxes

The Company has losses carried forward for income tax purposes to 31 May 2009.  There are no current or deferred tax expenses for the year ended 31 May 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 31 May 2009	For the year ended 31 May 2008	For the year ended 31 May 2007
	$	$	$

Deferred tax asset attributable to:
Current operations	16,392	20,148	4,514
Amortization	(111)	(213)	(14)
Forgiveness of related party debt (Notes 6, 7 and 9)	(5,253)
Less: Change in valuation allowance	(11,028)	(19,935)	(4,500)

Net refundable amount	-	-	-

  The composition of the Company’s deferred tax assets as at 31 May 2009 and 2008 are as follows:

	2009	2008
	$	$

Net income tax operating loss carryforward	113,624	72,251

Statutory federal income tax rate	15%-30.67%	15%-34.50%

Deferred tax asset	33,087	24,435
Tax loss carryforward
Less: Valuation allowance	(33,087)	(24,435)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 May 2009
____________________________________________________________________________________________________________________________________________

As at 31 May 2009, the Company has an unused net operating loss carry-forward balance of approximately $113,624 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires in 2029.

9.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 27 November 2006 to 31 May 2009 (unaudited)	For the year ended 31 May 2009	For the year ended 31 May 2008	For the year ended 31 May 2007
		$	$	$

Cash paid during the year for interest	-	-	-	-
Cash paid during the year for income taxes	-	-	-	-
Foreign exchange gain	1,338	1,206	(247)	379

During the year ended 31 May 2009, a director and shareholder of the Company made contributions to capital for consulting fees in the amount of $10,909  (2008 – $Nil) (Notes 6 and 7).

During year ended 31 May 2009, a director and shareholder of the Company forgave loans to the Company totaling $35,020.  This loan forgiveness has been recorded as contributions to capital of the Company (Notes 6 and 7).

10.	Contingency

The Company is in default of certain terms related to the convertible debentures (Note 5).

11.	Subsequent Events

There are no subsequent events from the date of the year ended 31 May 2009 to the date the financial statements were available to be issued on 14 August 2009.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our current or former accountants on accounting or other financial disclosures since inception. During the fiscal year ended May 31, 2009, we changes our principal auditing firm to James Stafford Chartered Accountants, Vancouver, British Columbia, Canada.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended May 31, 2009 that have materially affected, or are reasonably likely to have materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, which includes our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company will be or have been detected.

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

CEO and CFO Certifications

Included in this report are Certifications of of our principal executive and principal accounting officer. These Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2009, management concluded that our internal controls over financial reporting were not operating effectively. It was determined that there were control deficiencies that when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of May 31, 2009 and it is clarified that management did not identify any material weaknesses in its internal control over financial reporting.

Internal Control deficiencies identified for the period ended May 31, 2009, were as follows:

1.      We do not employ an Audit Committee – While not being legally obligated to have an audit committee, it is our view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. Currently our sole officer and director, who is also the sole member of the Board of Directors, acts in the capacity of the Audit Committee. Because he is our sole member, he cannot be considered independent and lacks sufficient financial expertise for overseeing financial reporting responsibilities.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Our auditors did not test the effectiveness of nor relied on our internal controls, or lack thereof, during their audit of our fiscal year ended May 31, 2009.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers
The following table sets forth the name, positions and age of our sole executive officer and director. Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name	Age	Title

		Chief Executive and Chief Financial Officer,
Charles Payne	47	President, Secretary/Treasurer, Principal
		Accounting Officer and sole Director

Background of Officers and Directors

Mr. Charles Payne has been our President, Principal Executive Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors since our inception on November 27, 2006. Mr. Payne graduated from the University of British Columbia in 1987 with a Bachelor of Arts Degree in International Relations.

Prior to founding Principle Security International, Inc., Mr. Payne was involved in the Security and Investigations industry in the Greater Vancouver, British Columbia area since 1980 in a variety of capacities including private investigator, skip tracer (an unlicensed investigator, employed by a collection agency who is responsible for locating debtors and forwarding their contact information to the collection agency) for D. Appleton and Associates (May 1993-July 1994) and PDQ Skip Tracing (July 1994 – December 1994) and as a protective services operative agent for Intercon Security Limited (1989 through 2006).  Mr. Payne possesses extensive experience in basic guard services and mobile alarm/crisis response, both as a manager and an employee.

From April 2001 to March 2004, Mr. Payne was the assistant chief education officer for Hilltop Security Academy; in Surrey, British Columbia, Canada. He has taught both the mandatory security courses, basic standards training, and advanced courses in private investigation, close protection and loss prevention.

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

Other than our board of directors, Mr. Payne has not been a member of the board of directors of any corporations during the last five years. Mr. Payne devotes his time as required to the business of the Company.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our sole officer and director: (1) has not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was not  found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; or (6) was not found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who beneficially own more than ten percent of our issued and outstanding common stock to file initial reports of ownership and any changes in ownership of our common stock or other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, all such reports as required, were filed on a timely basis in compliance with Section 16(a).

Audit Committee and Audit Committee Financial Expert

We do not yet have an audit committee or audit committee financial expert because we are still in the development stages and we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted at this time.  The Board of Directors currently acts in the capacity of an audit committee.

Code of Ethics

We have adopted a Code of Ethics for our directors, officers and employees. Our Code of Ethics emphasizes that all employees, officers and directors have a responsibility for maintaining financial integrity within our company that is compliant with generally accepted accounting principles and the required federal, state and provincial securities laws.  Our Code of Ethics can be found in its entirety and is incorporated herein by this reference to a prior filing in our Exhibit Table Index at the end of this annual report.

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our sole executive officer and director during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any:

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal Position(s)		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Charles Payne	2009	10,909	0	0	0	0	0	0	10,909
CEO, President, Secretary, Treasurer	2008	21,854	0	0	0	0	0	0	21,854
and Principal Accounting Officer	2007	3,482	0	0	0	0	0	0	3,482

For the fiscal year ended May 31, 2007 we paid our President Cdn $2,000 for each of the months of April and May 2007. From June 1, 2007 through to April 30, 2008, we continued to pay our President Cdn. $2,000 per month for his administrative and consulting services to the Company. However, as of May 1, 2008, Mr. Payne was no longer being compensated for his services to the Company, as we do not have sufficient funds to do so. His compensation may be reinstated in the future, once additional funds become available.

We currently have no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole director and officer.

Options/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to our sole executive officer, or director or employees during the current fiscal year. No previously granted stock options remain in effect.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company’s financial performance, stock price or any other measure.

Compensation of Directors

The following table sets forth information with respect to compensation paid by us to our sole director during the last completed fiscal year. Our fiscal year end is May 31, 2009:

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Charles Payne	0	0	0	0	0	0	0

There are no standard arrangements pursuant to which our sole director is compensated for services he provides as a director. No additional amounts are payable to our sole director for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

 None.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of May 31, 2009 and August 20, 2009, the date of this report, with the computation being based upon 8,518,000 shares of common stock being issued and outstanding. Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

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

Securities Authorized for Issuance Under Compensatory Plans

None.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the year ended May 31, 2009, our sole officer, director and shareholder made contributions to capital for consulting fees in the amount of $10,909.

During year ended May 31, 2009, our sole officer, director and shareholder forgave loans due and payable to him from the Company in the amount of $35,020.

Director Independence

Our board of directors is currently composed of only one member, Charles Payne. Mr. Payne is not an independent director, as the term "independent" is defined by the rules of the Nasdaq Stock Market.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements for the fiscal year ended May 31, 2009 were $5,881 and $11,315 for the fiscal year ended May 31, 2008. The reviews for the financial statements included in our quarterly reports on Form 10-Q during the fiscal year ended May 31, 2009 were $Nil.

(2) Audit-Related Fees
We incurred no fees for the fiscal years ended May 31, 2009 and 2008 for assurance and related services by our principal accountants that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

(3) Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended May 31, 2009 and 2008.

(4) All Other Fees

We incurred no other fees during the fiscal years ended April 30, 2009 for products and services rendered by our principal accountants.

Audit Committee Requirements

Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us, as well as any services not considered to be "audit services",  unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. Because we are still in the development stage and have not yet completed our business plans and/or generated any revenues, we have not yet appointed an audit committee. Our Board of Directors ensure that:

·
All audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002) are preapproved by the Board.

·
All non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of our subsidiaries are preapproved by the Board.

All audit fees were approved by the Board of Directors.

ITEM 15.      EXHIBITS

The following Exhibits required to be filed hereunder and listed as incorporated  by reference can be found in their entirety in the Form documents referenced, on the filing date listed, under our SEC File Number 333-145730 on the SEC website at www.sec.gov. These exhibits are incorporated herein by this reference.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation	SB-2	August 27, 2007	3.1
3.2	Bylaws	SB-2	August 27, 2007	3.2
	Lease Agreement between Principle Security International
10.1	Incorporated and Prominex Financial Services, Ltd.	SB-2/A-1	November 8, 2007	10.1

14.1	Code of Ethics	10-K	September 9, 2008	14.1

	Certification of Principal Executive Officer and Principal
31.1	Financial Officer pursuant to 15d-15(e), promulgated under
	the Securities and Exchange Act of 1934, as amended				X

	Certification pursuant to 18 U.S.C. Section 1350, as
32.1	adopted pursuant to Section 906 of the Sarbanes-Oxley Act
	of 2002 (Chief Executive Office and Chief Financial				X
	Officer)

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 20th day of August 2009.

PRINCIPLE SECURITY INTERNATIONAL, INC.

BY:	CHARLES PAYNE
Charles Payne, President, Principal Executive
Officer, Principal Financial Officer, Principal
Accounting Officer, Secretary, Treasurer and a
member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation	SB-2	August 27, 2007	3.1
3.2	Bylaws	SB-2	August 27, 2007	3.2
	Lease Agreement between Principle Security International
10.1	Incorporated and Prominex Financial Services, Ltd.	SB-2/A-1	November 8, 2007	10.1

14.1	Code of Ethics	10-K	September 9, 2008	14.1

	Certification of Principal Executive Officer and Principal
31.1	Financial Officer pursuant to 15d-15(e), promulgated under
	the Securities and Exchange Act of 1934, as amended				X

	Certification pursuant to 18 U.S.C. Section 1350, as
32.1	adopted pursuant to Section 906 of the Sarbanes-Oxley Act
	of 2002 (Chief Executive Office and Chief Financial				X
	Officer)