Form 10-Q
period 2009-08-31
Principle Security International, Inc.
filed 2009-10-15
CIK 1410690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

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

At August 31, 2009, there were 8,518,000 shares of our common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K on August 27, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Principle Security International, Inc.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

Principle Security International, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 August 2009	As at 31 May 2009 (Audited)
	$	$

Assets

Current
Cash and cash equivalents (Note 2)	9,361	1,496
Goods and Services Tax recoverable	621	234

	9,982	1,730

Equipment (Note 3)	958	1,057

	10,940	2,787

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	7,228	13,508
Convertible debentures (Note 5)	14,683	14,323
Demand loan (Note 6)	20,081	-
Due to related party (Note 7)	5,021	-

	47,013	27,831

Stockholders’ deficiency
Capital stock (Note 8)
Authorized
100,000,000 of common shares, par value $0.00001
100,000,000 of preferred shares, par value $0.00001
Issued and outstanding
31 May 2009 – 8,518,000 common shares, par value $0.00001
31 August 2009 – 8,518,000 common shares, par value $0.00001	85	85
Additional paid in capital	124,544	124,544
Deficit, accumulated during the development stage	(160,702)	(149,673)

	(36,073)	(25,044)

	10,940	2,787

Nature and Continuance of Operations (Note 1), Contingency (Note 11) and Subsequent Event (Note 12)

On behalf of the Board:
 /s/ Charles Payne, Director

The accompanying notes are an integral part of the consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 27 November 2006 to 31 August 2009	For the three month period ended 31 August 2009	For the three month period ended 31 August 2008
	$	$	$

Expenses
Amortization (Note 3)	1,128	99	97
Bank charges	987	75	76
Consulting fees (Note 7)	48,779	1,349	2,431
Interest (Notes 5, 6, 7 and 10)	985	462	-
Legal fees	23,520	468	517
Licenses	2,591	-	2,190
Marketing and advertising	156	-	-
Office expenses	1,351	-	-
Office rent	7,824	450	1,459
Professional fees	48,147	3,445	9,069
Security supplies, uniforms, general	2,724	-	-
Telephone and internet fees	2,732	472	-
Transfer agent and filing fees	11,416	2,293	315
Vehicles expenses	5,108	-	-
Loss on foreign exchange	3,254	1,916	193

Net loss and comprehensive loss for the period	(160,702)	(11,029)	(16,347)

Basic and diluted loss and comprehensive loss per common share		(0.001)	(0.002)

Weighted average number of common shares used in per share calculations		8,518,000	8,518,000

The accompanying notes are an integral part of the consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

For the period from the date of inception on 27 November 2006 to 31 August 2009		For the three month period ended 31 August 2009	For the three month period ended 31 August 2008
	$	$	$

Cash flows used in operating activities
Net loss for the period	(160,702)	(11,029)	(16,347)
Adjustments to reconcile loss to net cash used by operating activities
Amortization (Note 3)	1,128	99	97
Interest (Notes 5, 6 and 7)	985	462	-
Contribution to capital by related party	10,909	-	-
Changes in operating assets and liabilities
Increase in Goods and Services Tax recoverable	(621)	(387)	(118)
Increase (decrease) in accounts payable and accrued liabilities	7,228	(6,280)	9,437
Increase in due to related party	20	-	-

	(141,053)	(17,135)	(6,931)

Cash flows used in investing activities
Purchase of property, plant and equipment	(2,086)	-	-

Cash flows from financing activities
Common shares issued for cash (Note 8)	78,700	-	-
Convertible debentures (Note 5)	13,800	-	-
Demand loan (Note 6)	20,000	20,000	-
Loans from related party (Note 7)	40,000	5,000	1,412

	152,500	25,000	1,412

Increase (decrease) in cash and cash equivalents	9,361	7,865	(5,519)

Cash and cash equivalents, beginning of period	-	1,496	21,067

Cash and cash equivalents, end of period	9,361	9,361	15,548

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of the consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Share capital	Additional paid in capital	Deficit, accumulated during the development stage	Stockholders’ deficiency
		$	$	$	$

Balance at 27 November 2006 (inception)	-	-	-	-	-
Common shares issued – cash ($.001 per share) (Note 8)	2,500,000	25	2,475	-	2,500
Common shares issued – cash ($.0075 per share) (Note 8)	5,800,000	58	43,442	-	43,500
Common shares issued – cash ($.15 per share) (Note 8)	218,000	2	32,698	-	32,700
Net loss for the period	-	-	-	(19,332)	(19,332)

Balance at 31 May 2007	8,518,000	85	78,615	(19,332)	59,368
Net loss for the year	-	-	-	(72,251)	(72,251)

Balance at 31 May 2008	8,518,000	85	78,615	(91,583)	(12,883)
Contributions to capital by related party (Note 8)	-	-	45,929	-	45,929
Net loss for the year	-	-	-	(58,090)	(58,090)

Balance at 31 May 2009	8,518,000	85	124,544	(149,673)	(25,044)
Net loss for the period	-	-	-	(11,029)	(11,029)

Balance at 31 August 2009	8,518,000	85	124,544	(160,702)	(36,073)

The accompanying notes are an integral part of the consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

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

The Company’s consolidated financial statements as at 31 August 2009 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $11,029 for the three month period ended 31 August 2009 (31 August 2008 – $16,347, cumulative – $160,702) and has a working capital deficit of $37,031 at 31 August 2009 (31 May 2009 – $26,101).

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

At 31 August 2009, the Company was not engaged in a business and had suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in U.S. dollars.  The Company’s fiscal year end is 31 May.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As at 31 August 2009, the Company has cash and cash equivalents in the amount of $9,361 (31 May 2009 – $1,496).

Equipment

Equipment is recorded at cost and depreciation is provided over its estimated economic life at 30%.

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

Financial instruments

The carrying value of cash and cash equivalents, Goods and Services Tax recoverable, accounts payable and accrued liabilities, convertible debentures, demand loans and due to related party approximates their fair value because of the short maturity of these instruments.  The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 August 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities,” which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 27 November 2006 to 31 August 2009.

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

Changes in Accounting Policies

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after 15 June 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”.  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after 15 November 2008, with early adoption encouraged.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after 15 December 2008. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No.141(R), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after 15 December 2008. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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
(Unaudited)
31 August 2009

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

3.	Equipment

		Accumulated amortization	Net Book Value
	Cost		31 August 2009	31 May 2009 (Audited)
	$	$	$	$

Computer equipment	2,086	1,128	958	1,057

During the three month period ended 31 August 2009, the total additions of the Company to equipment were $Nil (31 August 2008 – $Nil).

4.	Accounts Payable and Accrued Liabilities

    Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

5.	Convertible Debentures

31 August 2009	31 May 2009 (Audited)
$	$

Issued on 24 December 2008, the convertible debenture bears interest at 10% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company.  The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 24 December 2008. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into common shares of the Company at any time up to 24 December 2011 at $0.0125 per Unit where a Unit consists of one common share for an equivalent amount of principal and interest due and payable. During the three month period ended 31 August 2009, the Company accrued interest expense of $131 (31 August 2008 – $Nil). The balance as at 31 August 2009 consists of principal and accrued interest of $5,000 (31 May 2009 – $5,000) and $347 (31 May 2009 – $216), respectively (Note 10).
5,347	5,216

Issued on 24 December 2008, the convertible debenture bears interest at 10% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company.  The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 24 December 2008. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into common shares of the Company at any time up to 24 December 2011 at $0.0125 per Unit where a Unit consists of one common share for an equivalent amount of principal and interest due and payable. During the three month period ended 31 August 2009, the Company accrued interest expense of $131 (31 August 2008 – $Nil). The balance as at 31 August 2009 consists of principal and accrued interest of $5,000 (31 May 2009 – $5,000) and $347 (31 May 2009 – $216), respectively (Note 10).
5,347	5,216

Issued on 5 March 2009, the convertible debenture bears interest at 10% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company.  The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 5 March 2009. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into common shares of the Company at any time up to 5 March 2012 at $0.0125 per Unit where a Unit consists of one common share for an equivalent amount of principal and interest due and payable. During the three month period ended 31 August 2009, the Company accrued interest expense of $98 (31 August 2008 – $Nil). The balance as at 31 August 2009 consists of principal and accrued interest of $3,800 (31 May 2009 – $3,800) and $189 (31 May 2009 – $91), respectively (Note 10).
3,989	3,891

14,683	14,323

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

6.	Demand Loan

31 August 2009	31 May 2009 (Audited)
$	$

Issued on 30 June 2009, the demand loan bears interest at 2% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 30 June 2009. During the three month period ended 31 August 2009, the Company accrued interest expense of $81 (31 August 2008 – $Nil). The balance as at 31 August 2009 consists of principal and accrued interest of $20,000 (31 May 2009 – $Nil) and $81 (31 May 2009 – $Nil), respectively (Note 10).
20,081	-

20,081	-

7.	Due to Related Party and Related Party Transaction

As at 31 August 2009, the amount due to related party consists of a demand loan of $5,021 (31 May 2009 – $Nil) payable to a director and officer of the Company.  The current amount was issued on 16 June 2009, the demand loan bears interest at 2% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company.  The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 30 June 2009.  During the three month period ended 31 August 2009, the Company accrued interest expense of $21 (31 August 2008 – $Nil). The balance as at 31 August 2009 consists of principal and accrued interest of $5,000 (31 May 2009 – $Nil) and $21 (31 May 2009 – $Nil), respectively (Note 10).

During the three month period ended 31 August 2009, a director and shareholder of the Company was paid consulting fees in the amount of $1,349 (31 August 2008 – $2,431).

8.	Capital Stock

Authorized

The total authorized capital is 100,000,000 common shares with a par value of $0.00001 per common share and 100,000,000 preferred shares with a par value of $0.00001.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

Issued and outstanding

The total issued and outstanding capital stock is 8,518,000 common shares with a par value of $0.00001 per common share.

The common stock is not subject to warrants, agreements or options at 31 August 2009.

During the year ended 31 May 2007, the Company issued 8,518,000 common shares for cash proceeds of $78,700.

During the year ended 31 May 2009, a director and shareholder of the Company made contributions to capital for consulting fees in the amount of $10,909.

During year ended 31 May 2009, a director and shareholder of the Company forgave loans to the Company totaling $35,020.  This loan forgiveness was recorded as contributions to capital of the Company.

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 August 2009. There are no current or deferred tax expenses for the three months ended 31 August 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 August 2009	For the three month period ended 31 August 2008
	$	$

Deferred tax asset attributable to:
Current operations	2,899	3,487
Amortization	(30)	(30)
Less: Change in valuation allowance	(2,869)	(3,457)

Net refundable amount	-	-

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

The composition of the Company’s deferred tax assets as at 31 August 2009 and 31 May 2009 are as follows:

	31 August 2009	31 May 2009 (Audited)
	$	$

Net income tax operating loss carryforward	124,554	113,624

Statutory federal income tax rate	15%-30.67%	15%-30.67%

Deferred tax asset	35,956	33,087
Less: Valuation allowance	(35,956)	(33,087)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 August 2009, the Company has an unused net operating loss carry-forward balance of approximately $124,554 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires in 2030.

10.	Supplemental Disclosures with Respect to Cash Flows

For the period from the date of inception on 27 November 2006 to 31 August 2009		For the three month period ended 31 August 2009	For the three month period ended 31 August 2008
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-
Foreign exchange gain	3,254	1,916	193

During the three month period ended 31 August 2009, the Company accrued total interest expense of $462 related to various convertible debentures, demand loan and balance due to related party (Notes 5, 6 and 7).

11.	Contingency

The Company is in default of certain terms related to the convertible debentures, demand loan and due to related party (Notes 5, 6 and 7).

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

12.	Subsequent Event

The following event occurred from the date of the three month period ended 31 August 2009 to the date the consolidated financial statements were available to be issued on 13 October 2009:

On 14 September 2009, the Company issued a demand loan for $10,000 that bears interest at 2% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 14 September 2009.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to our common stock.

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “PSI” means Principle Security International, Inc., unless otherwise indicated.

General

We were incorporated in the State of Nevada on November 27, 2006.  On November 29, 2006 we incorporated our wholly-owned subsidiary in Canada to conduct our business operations in the Greater Vancouver area.

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

On December 15, 2006, we obtained our surety bond in the amount of  $5,000 Cdn., as required by the Private Investigators and Security Agencies Act.  This bond enabled us to make application for a security business license.  On January 3, 2007, we were granted our security business license.  This license has been renewed and is now valid until February 3, 2010.  The license enables us to carry on a business in the categories of “private investigator” and “security patrol”.  We have established our office and continue to lease office space on a month-to-month basis at a cost of $500 Cdn. per month from a non-related third party. To manage operating costs until the Company can raise additional funds or start generating revenues the lessee has agreed to release the Company from amounts owed for unpaid rent for the month of November and to suspend monthly lease charges until further notice. We have initiated work on our basic web page under the URL address www.principlesecurity.ca.

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

We have not generated any revenues as we have not yet been able to secure a contract.  Our officers and directors have been building a database of potential clients and will be maintaining the database on an ongoing basis.  They have been actively contacting a number of businesses in hopes of securing a contract, but have not yet done so to date.

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

Results of Operations

Three months ended August 31, 2009 as compared to the three months ended August 31, 2008

We incurred net losses of $11,029, or $0.001 per share, for the three-month period ended August 31, 2009, as compared to net losses of $16,347, or $0.002 per share, for the three-month period ended August 31, 2008. The decrease was mainly attributed to decreases in consulting fees ($1,349 - 2009 compared to $2,431 - 2008), professional fees ($3,445 - 2009 compared to $9,069 - 2008), licenses ($Nil - 2009 compared to $2,190 - 2008) and office rent ($450 - 2009 compared to $1,459 - 2008). Our other expenses for the three months ended August 31, 2009 consisted of the following: transfer agent and filing fees ($2,293 - 2009 compared to $315 - 2008); telephone and internet expense ($472 - 2009 compared to $Nil - 2008); amortization ($99 - 2009 compared to $97 - 2008); legal fees ($468 - 2009 compared to $517 - 2008); interest expense ($462 - 2009 compared to $Nil - 2008); loss on foreign exchange ($1,916 - 2009 compared to $193 - 2008); and bank service charges ($75 - 2009 compared to $76 - 2008).  Our total net losses since inception on November 27, 2008 to August 31, 2009 are $160,702.

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources. We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our and internal cash generating capabilities will be sufficient to finance our ongoing capital expenditures and other operating activities through fiscal 2010.

Liquidity and Capital Resources

At August 31, 2009 and as of the date of this filing, we have not generated any revenues from our business activities.

At August 31, 2009, we had total assets of $10,940, consisting of $9,361 in cash and cash equivalents; $621 in goods and services tax recoverable; and $958 in equipment, net of depreciation.

On December 24, 2008, we issued a convertible debenture in exchange for $5,000 in cash. The convertible debenture bears interest at a rate of 10% per annum on any unpaid principal and interest balance, is secured by the assets of the Company and accrued interest is due and payable at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after December 24, 2008. The principal amount is repayable at any time in whole or in part. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into shares of our common stock at any time within thirty-six (36) months from December 24, 2008 on the basis of $0.0125 per Unit, where a Unit consists of one share of common stock for an equivalent amount of principal and interest due and payable. During the three month period ended August 31, 2009, we accrued interest expense on this convertible debenture in the amount of $131. The balance due at August 31, 2009 consists of principal and accrued interest of $5,000 and $347, respectively.

On December 24, 2008, we issued a second convertible debenture in exchange for $5,000 in cash. The convertible debenture bears interest at a rate of 10% per annum on any unpaid principal and interest balance, is secured by the assets of the Company and all principal and accrued interest is due and payable at the end of each calendar quarter, with the first payment due on on the last day of the first calendar quarter after December 24, 2008. The principal amount is repayable at any time in whole or in part. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into shares of our common stock at any time within thirty-six (36) months from December 24, 2008 on the basis of $0.0125 per Unit, where a Unit consists of one share of common stock for an equivalent amount of principal and interest due and payable.  During the three month period ended August 31, 2009, we accrued interest expense on this convertible debenture in the amount of $131. The balance due at August 31, 2009 consists of principal and accrued interest of $5,000 and $347, respectively.

On March 5, 2009, we issued a convertible debenture in exchange for $3,800 in cash. The convertible debenture bears interest at a rate of 10% per annum on any unpaid principal and interest balance, is secured by the assets of the Company and all principal and accrued interest is due and payable at the end of each calendar quarter, with the first payment due on on the last day of the first calendar quarter after March 5, 2009. The principal amount is repayable at any time in whole or in part.  The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into shares of our common stock at any time within thirty-six (36) months from March 5, 2009 on the basis of $0.0125 per Unit, where a Unit consists of one share of common stock for an equivalent amount of principal and interest due and payable. During the three month period ended August 31, 2009, we accrued interest expense on this convertible debenture in the amount of $98. The balance due at August 31, 2009 consists of principal and accrued interest of $3,800 and $189, respectively.

On June 30, 2009, we entered into a demand loan  with an unrelated third party. The demand loan bears interest at the rate of 2% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after June 30, 2009. During the three month period ended August 31, 2009, the Company accrued interest expense of $81 on the demand loan. The balance due at August 31, 2009 consists of principal and accrued interest of $20,000 and $81, respectively.

At August 31, 2009, the amount due to Charles Payne, an officer and director and a related party, consists of a demand loan in the amount of $5,021.  A demand loan was entered into for current amount due on June 16, 2009.  The demand loan bears interest at 2% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company.  The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after June 30, 2009.  During the three month period ended August 31, 2009, the Company accrued interest expense of $21 on the demand loan. The balance due as at August 31, 2009 consists of principal and accrued interest in the amount of $5,000 and $21, respectively.

During the three month period ended August 31, 2009, Charles Payne, an officer, director and shareholder of the Company was paid consulting fees in the amount of $1,349 (August  31, 2008 – $2,431).

At August 31, 2009, our total liabilities were $47,013, consisting of accounts payable and accrued liabilities in the amount of $7,228, convertible debentures payable in the amount of $14,683, demand loans payable in the amount of $20,081 and amount due to related party in the amount of $5,021.

We have not issued and do not have any outstanding stock options or warrants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

We are a non-accelerated filer and a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934, and as such, are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

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
None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION AND SUBSEQUENT EVENTS

On August 27, 2009, the Company appointed Stan Chapman, an unrelated third party, to its Board of Directors and on September 3, 2009, he was appointed to serve as Secretary of the
Company, until the next annual election of officers and directors. Mr. Chapman is the chairman and founder of Chapman's Consulting and Rosho Corporation, a privately-held company which provides consulting services to start-up companies. He also serves as Chief Financial Officer of Strategic Capitalization Group, a privately-held consulting firm which assists companies in reverse merger transactions.

On September 14, 2009, the Company issued a demand loan for $10,000 that bears interest at the rate of 2% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after September 14, 2009.

ITEM 6. EXHIBITS

The following exhibits are included herein:
Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

All other exhibits required to be filed with this quarterly report on Form 10-Q are incorporated by this reference and can be found in their entirety as exhibits to our original registration statement on Form SB-2, filed with the U.S. Securities and Exchange Commission on August 27, 2007, under our SEC File Number 333-145730 on their website at www.sec.gov.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 15th day of October, 2009.

PRINCIPLE SECURITY INTERNATIONAL, INC.
(Registrant)

/s/	CHARLES PAYNE
By:	Charles Payne
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Treasurer, Chairman of the Board of Directors