Form 10-Q
period 2009-11-30
Principle Security International, Inc.
filed 2010-01-14
CIK 1410690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

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

At November 30, 2009, there were 8,518,000 shares of our common stock issued and outstanding.

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

Principle Security International, Inc.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

Principle Security International, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 November 2009	As at 31 May 2009 (Audited)
	$	$

Assets

Current
Cash and cash equivalents (Note 2)	14,500	1,496
Goods and Services Tax recoverable	688	234

	15,188	1,730

Equipment (Note 3)	805	1,057

	15,993	2,787

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	3,825	13,508
Convertible debentures (Note 5)	15,048	14,323
Demand loan (Note 6)	46,235	-
Due to related party (Note 7)	5,046	-

	70,154	27,831

Stockholders’ deficiency
Capital stock (Note 8)
Authorized
100,000,000 of common shares, par value $0.00001
100,000,000 of preferred shares, par value $0.00001
Issued and outstanding
31 May 2009 – 8,518,000 common shares, par value $0.00001
30 November 2009 – 8,518,000 common shares, par value $0.00001	85	85
Additional paid in capital	124,544	124,544
Deficit, accumulated during the development stage	(178,790)	(149,673)

	(54,161)	(25,044)

	15,993	2,787

Nature and Continuance of Operations (Note 1), Contingency (Note 11) and Subsequent Events (Note 12)

On behalf of the Board:
 /s/ Charles Payne, Director

The accompanying notes are an integral part of the consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 27 November 2006 to 30 November 2009	For the three month period ended 30 November 2009	For the three month period ended 30 November 2008	For the six month period ended 30 November 2009	For the six month period ended 30 November 2008
	$	$	$	$	$

Expenses
Amortization (Note 3)	1,281	153	97	252	194
Bank charges	1,045	58	37	133	113
Consulting fees (Note 7)	52,939	4,160	9,709	5,509	12,140
Interest expense (Notes 5, 6, 7 and 10)	1,529	544	-	1,006	-
Legal fees	23,523	3	875	471	1,392
Marketing and advertising	156	-	-	-	-
Office and miscellaneous	24,388	2,058	1,229	2,980	4,878
Professional fees	55,115	6,968	3,589	10,413	12,658
Transfer agent and filing fees	13,339	1,923	982	4,216	1,297
Loss on foreign exchange	5,475	2,221	1,566	4,137	1,759

Net loss for the period	(178,790)	(18,088)	(18,084)	(29,117)	(34,431)

Basic and diluted loss per common share		(0.002)	(0.002)	(0.003)	(0.004)

Weighted average number of common shares used in per share calculations		8,518,000	8,518,000	8,518,000	8,518,000

The accompanying notes are an integral part of the consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

For the period from the date of inception on 27 November 2006 to 30 November 2009		For the three month period ended 30 November 2009	For the three month period ended 30 November 2008	For the six month period ended 30 November 2009	For the six month period ended 30 November 2008
	$	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(178,790)	(18,088)	(18,084)	(29,117)	(34,431)
Adjustments to reconcile loss to net cash used by operating activities
Amortization (Note 3)	1,281	153	97	252	194
Interest (Notes 5, 6, 7 and 10)	1,529	544	-	1,006	-
Contribution to capital by related party	10,909	-	-	-	-
Changes in operating assets and liabilities
(Increase) decrease in Goods and Services Tax recoverable	(688)	(67)	10,095	(454)	10,095
Increase (decrease) in accounts payable and accrued liabilities	3,825	(3,403)	(573)	(9,683)	(691)
Increase (decrease) in due to related party	20	-	(6,310)	-	3,127

	(161,914)	(20,861)	(14,775)	(37,996)	(21,706)

Cash flows used in investing activities
Purchase of property, plant and equipment	(2,086)	-	-	-	-

Cash flows from financing activities
Common shares issued for cash (Note 8)	78,700	-	-	-	-
Convertible debentures (Note 5)	13,800	-	-	-	-
Demand loan (Note 6)	46,000	26,000	-	46,000	-
Loans from related party (Note 7)	40,000	-	199	5,000	1,611

	178,500	26,000	199	51,000	1,611

Increase (decrease) in cash and cash equivalents	14,500	5,139	(14,576)	13,004	(20,095)

Cash and cash equivalents, beginning of period	-	9,361	15,548	1,496	21,067

Cash and cash equivalents, end of period	14,500	14,500	972	14,500	972

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of the consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital Stock	Additional paid in capital	Deficit, accumulated during the development stage	Stockholders’ deficiency
		$	$	$	$

Balance at 27 November 2006 (inception)	-	-	-	-	-
Common shares issued – cash ($.001 per share) (Note 8)	2,500,000	25	2,475	-	2,500
Common shares issued – cash ($.0075 per share) (Note 8)	5,800,000	58	43,442	-	43,500
Common shares issued – cash ($.15 per share) (Note 8)	218,000	2	32,698	-	32,700
Net loss for the period	-	-	-	(19,332)	(19,332)

Balance at 31 May 2007	8,518,000	85	78,615	(19,332)	59,368
Net loss for the year	-	-	-	(72,251)	(72,251)

Balance at 31 May 2008	8,518,000	85	78,615	(91,583)	(12,883)
Contributions to capital by related party (Note 8)	-	-	45,929	-	45,929
Net loss for the year	-	-	-	(58,090)	(58,090)

Balance at 31 May 2009	8,518,000	85	124,544	(149,673)	(25,044)
Net loss for the period	-	-	-	(29,117)	(29,117)

Balance at 30 November 2009	8,518,000	85	124,544	(178,790)	(54,161)

The accompanying notes are an integral part of the consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

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

The Company is a development stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities”.  The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced.  Accordingly, no revenue has been derived during the organization period.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to development stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 31 May.

The Company’s consolidated financial statements as at 30 November 2009 and for the three and six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $18,088 and $29,117 for the three and six month period ended 30 November 2009, respectively (30 November 2008 – $18,084 and $34,431, respectively, cumulative – $178,790) and has a working capital deficit of $54,966 at 30 November 2009 (31 May 2009 – $26,101).

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

At 30 November 2009, the Company was not engaged in a business and had suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in U.S. dollars.  The Company’s fiscal year end is 31 May.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As at 30 November 2009, the Company has cash and cash equivalents in the amount of $14,500 (31 May 2009 – $1,496).

Equipment

Equipment is recorded at cost and depreciation is provided over its estimated economic life at 30%.

Long-lived assets

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.
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

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share.”  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements.  As at 30 November 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Segments of an enterprise and related information

ASC 280, “Segment Reporting,” establishes standards for the way that public companies report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim consolidated financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company has evaluated this Codification and does not believe it is applicable at this time.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

Start-up expenses

The Company has adopted ASC 720-15 “Start-up Costs,” which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 27 November 2006 to 30 November 2009.

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollars.  The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters.”  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.

Changes in Accounting Policies

Fair Value Measurement and Disclosure

In August 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance provided in this update is effective 1 September 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

The Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162”.  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setter into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009.  The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, “Subsequent Events” is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before consolidated financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of the consolidated financial statements that an entity has not evaluated subsequent events after that date in the set of the consolidated financial statements being presented.  The new guidance was effective on a prospective basis for interim or annual reporting periods ending after 15 June 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Convertible Debt

In May 2008, the FASB issued new guidance for accounting for convertible debt instruments that may be settled in cash.  The new guidance, which is now part of ASC 470-20, “Debt with Conversion and Other Options” requires the liability and equity components to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate.  The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s nonconvertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The new guidance was to be applied retrospectively to all periods presented upon those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Useful Life of Intangible Assets

In April 2008, the FASB issued new guidance for determining the useful life of an intangible assets, the new guidance, which is now part of ASC 350, “Intangibles – Goodwill and Other”.  In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives.  The new guidance was effective for consolidated financial statements issued for fiscal years beginning after 15 December 2008.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities.  The new guidance, which is now part of ASC 815, “Derivatives and Hedging Activities” requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The new guidance was effective prospectively for consolidated financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of this guidance did not have a significant impact on the Company’s financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

Business Combinations

In December 2007, the FASB issued revised guidance for accounting for business combinations.  The revised guidance, which is now part of ASC 805, “Business Combinatiosn” requires the fair value measurement of assts acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions.  Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed.  The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition.  Under the revised guidance, those costs are recognized in the statement of income separately from the business combination.  The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2008.    The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

Recent Accounting Pronouncements

From June 2009 to October 2009, the FASB issued various updates, Accounting Standard Update (“ASU”) No. 2009-2 through ASU No. 2009-15, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities.  These updates have no current applicability to the Company or their effect on the consolidated financial statements is insignificant.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 167 is effective 1 June 2010.  The Company does not expect that the adoption of SFAS No. 167 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”.  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. These statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective 1 June 2010.  The Company does not expect that the adoption of SFAS No. 166 will have a material impact on its consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

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

3.	Equipment

		Accumulated amortization	Net Book Value
	Cost		30 November 2009	31 May 2009 (Audited)
	$	$	$	$

Computer equipment	2,086	1,281	805	1,057

During the six month period ended 30 November 2009, the total additions of the Company to equipment were $Nil (30 November 2008 – $Nil).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Convertible Debentures

30 November 2009	31 May 2009 (Audited)
$	$

Issued on 24 December 2008, the convertible debenture bears interest at 10% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company.  The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 24 December 2008. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into common shares of the Company at any time up to 24 December 2011 at $0.0125 per Unit where a Unit consists of one common share for an equivalent amount of principal and interest due and payable. During the six month period ended 30 November 2009, the Company accrued interest expense of $264 (30 November 2008 – $Nil). The balance as at 30 November 2009 consists of principal and accrued interest of $5,000 (31 May 2009 – $5,000) and $480 (31 May 2009 – $216), respectively (Notes 10 and 11).
5,480	5,216

Issued on 24 December 2008, the convertible debenture bears interest at 10% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company.  The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 24 December 2008. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into common shares of the Company at any time up to 24 December 2011 at $0.0125 per Unit where a Unit consists of one common share for an equivalent amount of principal and interest due and payable. During the six month period ended 30 November 2009, the Company accrued interest expense of $264(30 November 2008 – $Nil). The balance as at 30 November 2009 consists of principal and accrued interest of $5,000 (31 May 2009 – $5,000) and $480 (31 May 2009 – $216), respectively (Notes 10 and 11).
5,480	5,216

Issued on 5 March 2009, the convertible debenture bears interest at 10% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company.  The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 5 March 2009. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into common shares of the Company at any time up to 5 March 2012 at $0.0125 per Unit where a Unit consists of one common share for an equivalent amount of principal and interest due and payable. During the six month period ended 30 November 2009, the Company accrued interest expense of $197 (30 November 2008 – $Nil). The balance as at 30 November 2009 consists of principal and accrued interest of $3,800 (31 May 2009 – $3,800) and $288 (31 May 2009 – $91), respectively (Notes 10 and 11).
4,088	3,891

15,048	14,323

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

6.	Demand Loans

30 November 2009		31 May 2009 (Audited)
	$	$

Issued on 30 June 2009, the demand loan bears interest at 2% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 30 June 2009. During the isx month period ended 30 November 2009, the Company accrued interest expense of $181 (30 November 2008 – $Nil). The balance as at 30 November 2009 consists of principal and accrued interest of $20,000 (31 May 2009 – $Nil) and $181 (31 May 2009 – $Nil), respectively (Notes 10 and 11).
	20,181	-

Issued on 15 September 2009, the demand loan bears interest at 2% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 30 September 2009. During the six month period ended 30 November 2009, the Company accrued interest expense of $42 (30 November 2008 – $Nil). The balance as at 30 November 2009 consists of principal and accrued interest of $20,000 (31 May 2009 – $Nil) and $42 (31 May 2009 – $Nil), respectively (Notes 10 and 11).	10,042	-

Issued on 11 November 2009, the demand loan bears interest at 2% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 30 November 2009. During the six month period ended 30 November 2009, the Company accrued interest expense of $12 (30 November 2008 – $Nil). The balance as at 30 November 2009 consists of principal and accrued interest of $16,000 (31 May 2009 – $Nil) and $12 (31 May 2009 – $Nil), respectively (Notes 10 and 11).	16,012	-

	46,235	-

7.	Due to Related Party and Related Party Transaction

As at 30 November 2009, the amount due to related party consists of a demand loan of $5,046 (31 May 2009 – $Nil) payable to a director and officer of the Company.  The current amount was issued on 16 June 2009, the demand loan bears interest at 2% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company.  The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 30 June 2009.  During the three month period ended 30 November 2009, the Company accrued interest expense of $25 (30 November 2008 – $Nil). The balance as at 30 November 2009 consists of principal and accrued interest of $5,000 (31 May 2009 – $Nil) and $46 (31 May 2009 – $Nil), respectively (Notes 10 and 11).

During the three month period ended 30 November 2009, a director and shareholder of the Company was paid consulting fees in the amount of $5,509 (30 November 2008 – $12,140).

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

8.	Capital Stock

Authorized

The total authorized capital is 100,000,000 common shares with a par value of $0.00001 per common share and 100,000,000 preferred shares with a par value of $0.00001.

Issued and outstanding

The total issued and outstanding capital stock is 8,518,000 common shares with a par value of $0.00001 per common share.

The common stock is not subject to warrants, agreements or options at 30 November 2009.

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

The Company has losses carried forward for income tax purposes to 30 November 2009. There are no current or deferred tax expenses for the three months ended 30 November 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended 30 November 2009	For the six month period ended 30 November 2008
	$	$

Deferred tax asset attributable to:
Current operations	8,041	9,987
Less: Change in valuation allowance	(8,041)	(9,987)

Net refundable amount	-	-

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

The composition of the Company’s deferred tax assets as at 30 November 2009 and 31 May 2009 are as follows:

	30 November 2009	31 May 2009 (Audited)
	$	$

Net income tax operating loss carryforward	143,770	113,624

Statutory federal income tax rate	15%-30.67%	15%-30.67%

Deferred tax asset	41,443	33,087
Less: Valuation allowance	(41,443)	(33,087)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 November 2009, the Company has an unused net operating loss carry-forward balance of approximately $143,770 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires in 2030.

10.	Supplemental Disclosures with Respect to Cash Flows

For the period from the date of inception on 27 November 2006 to 30 November 2009		For the three month period ended 30 November 2009	For the three month period ended 30 November 2008	For the six month period ended 30 November 2009	For the six month period ended 30 November 2008
	$	$	$	$	$
Cash paid during the period for interest
Cash paid during the period for income taxes	-	-	-	-	-
Foreign exchange loss	5,475	2,221	1,566	4,137	1,759

During the six month period ended 30 November 2009, the Company accrued total interest expense of $1,006 related to various convertible debentures, demand loan and balance due to related party (Notes 5, 6 and 7).

11.	Contingency

The Company is in default of certain terms related to the convertible debentures, demand loans and due to related party agreements and is in the process of renegotiating them (Notes 5, 6 and 7).

12.	Subsequent Events

There are no subsequent events from the date of the period ended 30 November 2009 to the date the consolidated financial statements were available to be issued on 14 January 2010.

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

Results of Operations

Three months ended November 30, 2009 as compared to the three months ended November 30, 2008

We incurred net losses of $18,088, or $0.002 per share, for the three-month period ended November 30, 2009, as compared to net losses of $18,084, or $0.002 per share, for the three-month period ended November 30, 2008, which reflected a very small increase.  Our expenses for the three months ended November 30, 2009 consisted of the following: consulting fees ($4,160 - 2009 compared to $9,709- 2008), professional fees ($6,968 - 2009 compared to $3,589 - 2008), transfer agent and filing fees ($1,923 - 2009 compared to $982 - 2008), amortization ($153 - 2009 compared to $97- 2008), legal fees ($3 - 2009 compared to $875 - 2008), interest expense ($544 - 2009 compared to $Nil - 2008), office and miscellaneous ($2,058 - 2009 compared to $1,229 - 2008), loss on foreign exchange ($2,221 - 2009 compared to $1,566 - 2008) and bank service charges ($58 - 2009 compared to $37 - 2008).  Our total net losses since inception on November 27, 2006 to November 30, 2009 are $178,790.

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

Liquidity and Capital Resources

At November 30, 2009 and as of the date of this filing, we have not generated any revenues from our business activities.

At November 30, 2009, we had total assets of $15,993, consisting of $14,500 in cash and cash equivalents; $688 in goods and services tax recoverable; and $805 in equipment, net of depreciation.

On December 24, 2008, we issued a convertible debenture in exchange for $5,000 in cash. The convertible debenture bears interest at a rate of 10% per annum on any unpaid principal and interest balance, is secured by the assets of the Company and accrued interest is due and payable at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after December 24, 2008. The principal amount is repayable at any time in whole or in part. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into shares of our common stock at any time within thirty-six (36) months from December 24, 2008 on the basis of $0.0125 per Unit, where a Unit consists of one share of common stock for an equivalent amount of principal and interest due and payable. During the three month period ended November 30, 2009, we accrued interest expense on this convertible debenture in the amount of $133. The balance due at November 30, 2009 consists of principal and accrued interest of $5,000 and $480, respectively.

On December 24, 2008, we issued a second convertible debenture in exchange for $5,000 in cash. The convertible debenture bears interest at a rate of 10% per annum on any unpaid principal and interest balance, is secured by the assets of the Company and all principal and accrued interest is due and payable at the end of each calendar quarter, with the first payment due on on the last day of the first calendar quarter after December 24, 2008. The principal amount is repayable at any time in whole or in part. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into shares of our common stock at any time within thirty-six (36) months from December 24, 2008 on the basis of $0.0125 per Unit, where a Unit consists of one share of common stock for an equivalent amount of principal and interest due and payable.  During the three month period ended November 30, 2009, we accrued interest expense on this convertible debenture in the amount of $133. The balance due at November 30, 2009 consists of principal and accrued interest of $5,000 and $480, respectively.

On March 5, 2009, we issued a convertible debenture in exchange for $3,800 in cash. The convertible debenture bears interest at a rate of 10% per annum on any unpaid principal and interest balance, is secured by the assets of the Company and all principal and accrued interest is due and payable at the end of each calendar quarter, with the first payment due on on the last day of the first calendar quarter after March 5, 2009. The principal amount is repayable at any time in whole or in part.  The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into shares of our common stock at any time within thirty-six (36) months from March 5, 2009 on the basis of $0.0125 per Unit, where a Unit consists of one share of common stock for an equivalent amount of principal and interest due and payable. During the three month period ended November 30, 2009, we accrued interest expense on this convertible debenture in the amount of $99. The balance due at November 30, 2009 consists of principal and accrued interest of $3,800 and $288, respectively.

On June 30, 2009, we entered into a demand loan  with an unrelated third party. The demand loan bears interest at the rate of 2% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after June 30, 2009. During the three month period ended November 30, 2009, the Company accrued interest expense of $100 on the demand loan. The balance due at November 30, 2009 consists of principal and accrued interest of $20,000 and $181, respectively.

On September 14, 2009, we entered into a demand loan  with an unrelated third party. The demand loan bears interest at the rate of 2% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after September 30, 2009. During the three month period ended November 30, 2009, the Company accrued interest expense of $42 on the demand loan. The balance due at November 30, 2009 consists of principal and accrued interest of $20,000 and $42, respectively.

On November 16, 2009, we entered into a demand loan  with an unrelated third party. The demand loan bears interest at the rate of 2% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at maturity, calculated at May 31st of each year. During the three month period ended November 30, 2009, the Company accrued interest expense of $12 on the demand loan. The balance due at November 30, 2009 consists of principal and accrued interest of $16,000 and $12, respectively.

At November 30, 2009, the amount due to Charles Payne, an officer and director and a related party, consists of a demand loan in the amount of $5,046.  A demand loan was entered into for current amount due on June 16, 2009.  The demand loan bears interest at 2% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company.  The principal amount is repayable at any time in whole or in part and accrued interest shall be due at maturity, as calculated at May 31 of each year.  During the three month period ended November 30, 2009, the Company accrued interest expense of $25 on the demand loan. The balance due as at November 30, 2009 consists of principal and accrued interest in the amount of $5,000 and $46, respectively.

During the three month period ended November 30, 2009, Charles Payne, an officer, director and shareholder of the Company was paid consulting fees in the amount of $5,509, compared to consulting fees in the amount of $12,140 paid during the three month period ended November 30, 2008.

At November 30, 2009, our total liabilities were $70,154, consisting of accounts payable and accrued liabilities in the amount of $3,825, convertible debentures payable in the amount of $15,048, demand loans payable in the amount of $46,235 and amounts due to related party in the amount of $5,046.

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

None.

ITEM 6. EXHIBITS
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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 14th day of January, 2010.

PRINCIPLE SECURITY INTERNATIONAL, INC.
(Registrant)

/s/	CHARLES PAYNE
By:	Charles Payne
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Treasurer, Chairman of the Board of Directors