Form 10-Q/A
period 2009-11-30
Principle Security International, Inc.
filed 2010-04-13
CIK 1410690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

At November 30, 2009, there were 21,295,006 shares of our common stock issued and outstanding.

EXPLANATORY NOTE

This quarterly report is being amended throughout to reflect a 2.5 for 1 forward split effected by the registrant on October 5, 2009, but inadvertently omitted in the original November 30, 2009 report filed.

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

Principle Security International, Inc.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

Principle Security International, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 November 2009 (Restated)	As at 31 May 2009 (Audited)
	$	$

Assets

Current
Cash and cash equivalents (Note 2)	14,500	1,496
Goods and Services Tax recoverable	688	234

	15,188	1,730

Equipment (Note 3)	805	1,057

	15,993	2,787

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	3,825	13,508
Convertible debentures (Note 5)	15,048	14,323
Demand loan (Note 6)	46,235	-
Due to related party (Note 7)	5,046	-

	70,154	27,831

Stockholders’ deficiency
Capital stock (Note 8)
Authorized
100,000,000 of common shares, par value $0.00001
100,000,000 of preferred shares, par value $0.00001
Issued and outstanding
30 November 2009 – 21,295,006 common shares, par value $0.00001
31 May 2009 – 21,295,006 common shares, par value $0.00001	213	213
Additional paid in capital	124,416	124,416
Deficit, accumulated during the development stage	(178,790)	(149,673)

	(54,161)	(25,044)

	15,993	2,787

Nature and Continuance of Operations (Note 1), Contingency (Note 11) and Subsequent Events (Note 12)

On behalf of the Board:
 /s/ Charles Payne, Director

The accompanying notes are an integral part of the consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 27 November 2006 to 30 November 2009	For the three month period ended 30 November 2009 (Restated)	For the three month period ended 30 November 2008	For the six month period ended 30 November 2009 (Restated)	For the six month period ended 30 November 2008
	$	$	$	$	$

Expenses
Amortization (Note 3)	1,281	153	97	252	194
Bank charges	1,045	58	37	133	113
Consulting fees (Note 7)	52,939	4,160	9,709	5,509	12,140
Interest expense (Notes 5, 6, 7 and 10)	1,529	544	-	1,006	-
Legal fees	23,523	3	875	471	1,392
Marketing and advertising	156	-	-	-	-
Office and miscellaneous	24,388	2,058	1,229	2,980	4,878
Professional fees	55,115	6,968	3,589	10,413	12,658
Transfer agent and filing fees	13,339	1,923	982	4,216	1,297
Loss on foreign exchange	5,475	2,221	1,566	4,137	1,759

Net loss for the period	(178,790)	(18,088)	(18,084)	(29,117)	(34,431)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.001)	(0.002)

Weighted average number of common shares used in per share calculations		21,295,006	21,295,006	21,295,006	21,295,006

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

Principle Security International, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued (Restated)	Capital Stock (Restated)	Additional paid in capital (Restated)	Deficit, accumulated during the development stage	Stockholders’ deficiency
		$	$	$	$

Balance at 27 November 2006 (inception)	-	-	-	-	-
Common shares issued – cash ( $.0004 per share ) (Note 8)	6,250,002	63	2,437	-	2,500
Common shares issued – cash ($.003 per share ) (Note 8)	14,500,002	145	43,355	-	43,500
Common shares issued – cash ( $.06 per sha re) (Note 8)	545,002	5	32,695	-	32,700
Net loss for the period	-	-	-	(19,332)	(19,332)

Balance at 31 May 2007	21,295,006	213	78,487	(19,332)	59,368
Net loss for the year	-	-	-	(72,251)	(72,251)

Balance at 31 May 2008	21,295,006	213	78,487	(91,583)	(12,883)
Contributions to capital by related party (Note 8)	-	-	45,929	-	45,929
Net loss for the year	-	-	-	(58,090)	(58,090)

Balance at 31 May 2009	21,295,006	213	124,416	(149,673)	(25,044)
Net loss for the period	-	-	-	(29,117)	(29,117)

Balance at 30 November 2009	21,295,006	213	124,416	(178,790)	(54,161)

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

Effective 5 October 2009, the Company completed a 2.5 to 1 forward stock split and increased the issued and oustanding share capital from 8,518,000 common shares to 21,295,006 common shares with the same par value of $0.00001.  Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on a retroactive basis (Note 8).

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

Issued on  18 June 2009, the demand loan bears interest at 2% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 30 June 2009. During the isx month period ended 30 November 2009, the Company accrued interest expense of $181 (30 November 2008 – $Nil). The balance as at 30 November 2009 consists of principal and accrued interest of $20,000 (31 May 2009 – $Nil) and $181 (31 May 2009 – $Nil), respectively (Notes 10 and 11).
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

Issued and outstanding

The total issued and outstanding capital stock is 21,295,006 common shares with a par value of $0.00001 per common share.

The common stock is not subject to warrants, agreements or options at 30 November 2009.

Effective 5 October 2009, the Company completed a 2.5 to 1 forward stock split and increased the issued and oustanding share capital from 8,518,000 common shares to 21, 295,006 common shares with the same par value of $0.00001.  Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on a retroactive basis (Note 1).

During the year ended 31 May 2007, the Company issued 21,295,006  common shares for cash proceeds of $78,700.

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

There are no subsequent events from the date of the period ended 30 November 2009 to the date the consolidated financial statements were available to be issued on 12 February 2010.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

13.	Restatement of Consolidated Financial Statements

The Company’s consolidated financial statements for the six month period ended 30 November 2009 have been restated to reflect a 2.5 to 1 forward stock split enacted by the Company on 5 October 2009.  The issued and outstanding share capital increased from 8,518,000 common shares to 21,295,006 common shares with the same par value of $0.00001. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on retroactive basis.

This has also resulted in an increase to capital stock and a decrease to additional paid in capital of $128.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated interim financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to our common stock.

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

On October 5,  2009, we completed a 2.5 to 1 forward stock split, which increased the number of issued and outstanding shares of common stock from 8,518,000 common shares to 21, 295,006 shares, with the same par value of $0.00001.  The forward stock split did not increase the authorized capital stock of the company.

Since inception, we have  issued 21,295,006 shares of common stock via private placement sales of our restricted common stock for cash proceeds of $78,700, all of which is being used to develop and grow our business operations.  On November 28, 2006, we issued 6,250,002 shares of common stock through a private placement pursuant to Reg. S of the Securities Act of 1933 to our sole officer and director, Mr. Charles Payne, in consideration of $2,500 in cash.  On February 23, 2007, we completed a private placement of 14,500,002 shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $43,500 in cash.  On May 8, 2007, we completed an additional private placement of 545,002 shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $32,700 in cash. All of these transactions closed outside the US and were sold to non-US persons.

Results of Operations

Our total net losses since inception on November 27, 2006 to November 30, 2009 are $178,790.

Three months ended November 30, 2009 as compared to the three months ended November 30, 2008

We incurred net losses of $18,088, or $0.001 per share , for the three-month period ended November 30, 2009, as compared to net losses of $18,084, or $0.001 per share , for the three-month period ended November 30, 2008, which reflected a very small increase.  Our expenses for the three months ended November 30, 2009 consisted of the following: consulting fees ($4,160 - 2009 compared to $9,709- 2008), professional fees ($6,968 - 2009 compared to $3,589 - 2008), transfer agent and filing fees ($1,923 - 2009 compared to $982 - 2008), amortization ($153 - 2009 compared to $97- 2008), legal fees ($3 - 2009 compared to $875 - 2008), interest expense ($544 - 2009 compared to $Nil - 2008), office and miscellaneous ($2,058 - 2009 compared to $1,229 - 2008), loss on foreign currency exchange ($2,221 - 2009 compared to $1,566 - 2008) and bank service charges ($58 - 2009 compared to $37 - 2008).

Six months ended November 30, 2009 as compared to the six months ended November 30, 2008

We incurred net losses of $29,117, or $0.001 per share, for the six-month period ended November 30, 2009, as compared to net losses of $34,431, or $0.002 per share, for the six-month period ended November 30, 2008. The decrease was mainly attributed to a reduction in consulting fees ($5,509 - 2009 compared to $12,140 - 2008, cumulative - $52,939).  Our other expenses for the six-month period ended November 30, 2009 consisted of the following: professional fees ($10,413 - 2009 compared to $12,658 - 2008, cumulative - $55,115); transfer agent and filing fees ($4,216 - 2009 compared to $1,297 - 2008, cumulative - $13,339); legal fees ($471 - 2009 compared to $1,392 - 2008, cumulative - $23,523); interest expense ($1,006 - 2009 compared to $Nil - 2008, cumulative - $1,529); office and miscellaneous ($2,980 - 2009 compared to $4,878 - 2008, cumulative - $24,388); loss on foreign currency exchange ($4,137 - 2009 compared to $1,759- 2008, cumulative - $5,475); amortization ($252 - 2009 compared to $194 - 2008, cumulative - $1,281); and bank service charges ($133 - 2009 compared to $194 - 2008, cumulative - $1,045).

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

On June 18, 2009, we entered into a demand loan  with an unrelated third party. The demand loan bears interest at the rate of 2% per annum on any unpaid principal and interest balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after June 30, 2009. During the three month period ended November 30, 2009, the Company accrued interest expense of $100 on the demand loan. The balance due at November 30, 2009 consists of principal and accrued interest of $20,000 and $181, respectively.

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
None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 On October 5, 2009, upon approval of the holders of the majority of our issued and outstanding common stock, we completed a 2.5 to 1 forward stock split, which increased the number of issued and outstanding shares of common stock from 8,518,000 common shares to 21,295,006 shares, with the same par value of $0.00001. The forward stock split did not increase the authorized capital stock of the Company.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 12th day of April, 2010.

PRINCIPLE SECURITY INTERNATIONAL, INC.
(Registrant)

/s/	CHARLES PAYNE
By:	Charles Payne
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Treasurer, Chairman of the Board of Directors