Form 10-Q
period 2010-02-28
Principle Security International, Inc.
filed 2010-04-13
CIK 1410690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

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

At February 28, 2010, there were 21,295,006 shares of our common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements of Principle Security International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K on August 27, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Principle Security International, Inc.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2010

Principle Security International, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 28 February 2010	As at 31 May 2009 (Audited)
	$	$

Assets

Current
Cash and cash equivalents (Note 2)	6,144	1,496
Amounts receivable	609	234
Prepaid expenses	5,000	-

	11,753	1,730

Property, plant and equipment (Note 3)	819	1,057

	12,572	2,787

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	3,497	13,508
Convertible debentures (Note 5)	15,419	14,323
Demand loans (Note 6)	61,538	-
Due to related party (Note 7)	5,071	-

	85,525	27,831

Stockholders’ deficiency
Capital stock (Note 8)
Authorized
100,000,000 of common shares, par value $0.00001
100,000,000 of preferred shares, par value $0.00001
Issued and outstanding
28 February 2010 – 21,295,006 common shares, par value $0.00001
31 May 2009 – 21,295,006 common shares, par value $0.00001	213	213
Additional paid in capital	124,416	124,416
Deficit, accumulated during the development stage	(197,582)	(149,673)

	(72,953)	(25,044)

	12,572	2,787
Nature and Continuance of Operations (Note 1), Contingency (Note 11) and Subsequent Events (Note 12)

On behalf of the Board:
/s/ Charles Payne, Director

The accompanying notes are an integral part of the consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 27 November 2006 to 28 February 2010	For the three month period ended 28 February 2010	For the three month period ended 28 February 2009	For the nine month period ended 28 February 2010	For the nine month period ended 28 February 2009
	$	$	$	$	$

Expenses
Amortization (recovery) (Note 3)	1,267	(14)	96	238	290
Bank charges	1,126	81	48	214	161
Consulting fees (Note 7)	57,185	4,246	152	9,755	12,292
Interest expense (Notes 5, 6, 7 and 10)	2,228	699	-	1,705	-
Legal fees	28,721	5,198	2	5,669	1,394
Marketing and advertising	156	-	-	-	-
Office and miscellaneous	26,462	2,074	1,498	5,054	6,376
Professional fees	61,753	6,638	5,734	17,051	18,392
Transfer agent and filing fees (recovery)	11,590	(1,749)	3,110	2,467	4,407
Loss (gain) on foreign exchange	7,094	1,619	(1,206)	5,756	553

Net loss for the period	(197,582)	(18,792)	(9,434)	(47,909)	(43,865)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.002)	(0.002)

Weighted average number of common shares used in per share calculations		21,295,006	21,295,006	21,295,006	21,295,006

The accompanying notes are an integral part of the consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

For the period from the date of inception on 27 November 2006 to 28 February 2010		For the three month period ended 28 February 2010	For the three month period ended 28 February 2009	For the nine month period ended 28 February 2010	For the nine month period ended 28 February 2009
	$	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(197,582)	(18,792)	(9,434)	(47,909)	(43,865)
Adjustments to reconcile loss to net cash used by operating activities
Amortization (recovery) (Note 3)	1,267	(14)	96	238	290
Interest (Notes 5, 6, 7 and 10)	2,228	699	-	1,705	-
Contribution to capital by related party	10,909	-	-	-	-
Changes in operating assets and liabilities
(Increase) decrease in amounts receivable	(609)	79	(174)	(375)	(865)
Increase in prepaid expenses	(5,000)	(5,000)	-	(5,000)	-
Increase (decrease) in accounts payable and accrued liabilities	3,497	(328)	40	(10,011)	3,167
Increase in due to related party	20	-	-	-	10,095

	(185,270)	(23,356)	(9,472)	(61,352)	(31,178)

Cash flows used in investing activities
Purchase of property, plant and equipment	(2,086)	-	-	-	-

Cash flows from financing activities
Common shares issued for cash (Note 8)	78,700	-	-	-	-
Convertible debentures (Note 5)	13,800	-	10,000	-	10,000
Demand loan (Note 6)	61,000	15,000	-	61,000	-
Loans from related party (Note 7)	40,000	-	-	5,000	1,611

	193,500	15,000	10,000	66,000	11,611

Increase (decrease) in cash and cash equivalents	6,144	(8,356)	528	4,648	(19,567)

Cash and cash equivalents, beginning of period	-	14,500	972	1,496	21,067

Cash and cash equivalents, end of period	6,144	6,144	1,500	6,144	1,500

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of the consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital Stock	Additional paid in capital	Deficit, accumulated during the development stage	Stockholders’ deficiency
		$	$	$	$

Balance at 27 November 2006 (inception)	-	-	-	-	-
Common shares issued – cash ($0.0004 per share) (Note 8)	6,250,002	63	2,437	-	2,500
Common shares issued – cash ($0.003 per share) (Note 8)	14,500,002	145	43,355	-	43,500
Common shares issued – cash ($0.06 per share) (Note 8)	545,002	5	32,695	-	32,700
Net loss for the period	-	-	-	(19,332)	(19,332)

Balance at 31 May 2007	21,295,006	213	78,487	(19,332)	59,368
Net loss for the year	-	-	-	(72,251)	(72,251)

Balance at 31 May 2008	21,295,006	213	78,487	(91,583)	(12,883)
Contributions to capital by related party (Note 8)	-	-	45,929	-	45,929
Net loss for the year	-	-	-	(58,090)	(58,090)

Balance at 31 May 2009	21,295,006	213	124,416	(149,673)	(25,044)
Net loss for the period	-	-	-	(47,909)	(47,909)

Balance at 28 February 2010	21,295,006	213	124,416	(197,582)	(72,953)

The accompanying notes are an integral part of the consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2010

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

The Company’s consolidated financial statements as at 28 February 2010 and for the three and nine month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $18,792 and $47,909 for the three and nine month period ended 28 February 2010, respectively (28 February 2009 – $9,434 and $43,865, respectively, cumulative – $197,585) and has a working capital deficit of $73,772 at 28 February 2010 (31 May 2009 – $26,101).

Effective 5 October 2009, the Company completed a 2.5 to 1 forward stock split and increased the issued and outstanding share capital from 8,518,000 common shares to 21,295,006 common shares with the same par value of $0.00001. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on retroactive basis (Note 8).

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

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2010

At 28 February 2010, the Company was not engaged in a business and had suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in U.S. dollars.  The Company’s fiscal year end is 31 May.

Principles of consolidation

All inter-company transactions and balances have been eliminated in these consolidated financial statements.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As at 28 February 2010, the Company has cash and cash equivalents in the amount of $6,144 (31 May 2009 – $1,496).

Property, plant and equipment

Equipment is recorded at cost and amortization is provided over its estimated economic life at 30%.

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

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2010

Financial instruments

The carrying value of cash and cash equivalents, amounts receivable, accounts payable, convertible debentures, demand loans and due to related party approximates their fair value because of the short maturity of these instruments.  The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260 “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2010

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements.  As at 28 February 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim consolidated financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company has evaluated this Codification and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 27 November 2006 to 28 February 2010.

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars.  The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2010

Changes in Accounting Policies

Fair Value Measurement and Disclosure

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance provided in this update is effective 1 September 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

The Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162”.  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setter into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009.  The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

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
28 February 2010

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

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities.  The new guidance, which is now part of ASC 815, “Derivatives and Hedging Activities” requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The new guidance was effective prospectively for consolidated financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2010

Business Combinations

In December 2007, the FASB issued revised guidance for accounting for business combinations.  The revised guidance, which is now part of ASC 805, “Business Combinations” requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions.  Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed.  The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition.  Under the revised guidance, those costs are recognized in the statement of income separately from the business combination.  The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2008.    The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

Recent Accounting Pronouncements

From June 2009 to October 2009, the FASB issued various updates, ASU No. 2009-2 through ASU No. 2009-15, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities.  These updates have no current applicability to the Company or their effect on the consolidated financial statements is insignificant.

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
28 February 2010

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

3.	Property, plant and equipment

		Accumulated amortization	Net Book Value
	Cost		28 February 2010	31 May 2009 (Audited)
	$	$	$	$

Computer equipment	2,086	1,267	819	1,057

During the nine month period ended 28 February 2010, the total additions of the Company to property, plant and equipment were $Nil (28 February 2009 – $Nil).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2010

5.	Convertible Debentures

28 February 2010	31 May 2009 (Audited)
$	$

Issued on 24 December 2008, the convertible debenture bears interest at 10% per annum on any unpaid principal balance and is secured by a general charge on the assets of the Company.  The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 24 December 2008. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into common shares of the Company at any time up to 24 December 2011 at $0.0125 per Unit where a Unit consists of one common share for an equivalent amount of principal and interest due and payable. During the nine month period ended 28 February 2010, the Company accrued interest expense of $399 (28 February 2009 – $90). The balance as at 28 February 2010 consists of principal and accrued interest of $5,000 (31 May 2009 – $5,000) and $615 (31 May 2009 – $216), respectively (Notes 10 and 11).
5,615	5,216

Issued on 24 December 2008, the convertible debenture bears interest at 10% per annum on any unpaid principal balance and is secured by a general charge on the assets of the Company.  The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 24 December 2008. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into common shares of the Company at any time up to 24 December 2011 at $0.0125 per Unit where a Unit consists of one common share for an equivalent amount of principal and interest due and payable. During the nine month period ended 28 February 2010, the Company accrued interest expense of $399 (28 February 2009 – $90). The balance as at 28 February 2010 consists of principal and accrued interest of $5,000 (31 May 2009 – $5,000) and $615 (31 May 2009 – $216), respectively (Notes 10 and 11).
5,615	5,216

Issued on 5 March 2009, the convertible debenture bears interest at 10% per annum on any unpaid principal balance and is secured by a general charge on the assets of the Company.  The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 5 March 2009. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into common shares of the Company at any time up to 5 March 2012 at $0.0125 per Unit where a Unit consists of one common share for an equivalent amount of principal and interest due and payable. During the nine month period ended 28 February 2010, the Company accrued interest expense of $298 (28 February 2009 – $Nil). The balance as at 28 February 2010 consists of principal and accrued interest of $3,800 (31 May 2009 – $3,800) and $389 (31 May 2009 – $91), respectively (Notes 10 and 11).
4,189	3,891

15,419	14,323

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2010

6.	Demand Loans
	28 February 2010	31 May 2009 (Audited)
	$	$

Issued on 18 June 2009, the demand loan bears interest at 2% per annum on any unpaid principal balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 30 June 2009. During the nine month period ended 28 February 2010, the Company accrued interest expense of $281 (28 February 2009 – $Nil). The balance as at 28 February 2010 consists of principal and accrued interest of $20,000 (31 May 2009 – $Nil) and $281 (31 May 2009 – $Nil), respectively (Notes 10 and 11).
	20,281	-

Issued on 14 September 2009, the demand loan bears interest at 2% per annum on any unpaid principal balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 30 September 2009. During the nine month period ended 28 February 2010, the Company accrued interest expense of $92 (28 February 2009 – $Nil). The balance as at 28 February 2010 consists of principal and accrued interest of 10,000 (31 May 2009 – $Nil) and $92 (31 May 2009 – $Nil), respectively (Notes 10 and 11).
	10,092	-

Issued on 16 November 2009, the demand loan bears interest at 2% per annum on any unpaid principal balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at maturity, calculated at 31 May of each year. During the nine month period ended 28 February 2010, the Company accrued interest expense of $91 (28 February 2009 – $Nil). The balance as at 28 February 2010 consists of principal and accrued interest of $16,000 (31 May 2009 – $Nil) and $91 (31 May 2009 – $Nil), respectively (Notes 10 and 11).
	16,091	-

Issued on 26 January 2010, the demand loan bears interest at 2% per annum on any unpaid principal balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at maturity, calculated at 31 May of each year. During the nine month period ended 28 February 2010, the Company accrued interest expense of $49 (28 February 2009 – $Nil). The balance as at 28 February 2010 consists of principal and accrued interest of $10,000 (31 May 2009 – $Nil) and $49 (31 May 2009 – $Nil), respectively (Notes 10 and 11).
	10,049	-

Issued on 11 February 2010, the demand loan bears interest at 2% per annum on any unpaid principal balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at maturity, calculated at 31 May of each year. During the nine month period ended 28 February 2010, the Company accrued interest expense of $25 (28 February 2009 – $Nil). The balance as at 28 February 2010 consists of principal and accrued interest of $5,000 (31 May 2009 – $Nil) and $25 (31 May 2009 – $Nil), respectively (Notes 10 and 11).
	5,025	-

	61,538	-

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2010

7.	Due to Related Party and Related Party Transaction

As at 28 February 2010, the amount due to related party consists of a demand loan of $5,071 (31 May 2009 – $Nil) payable to a director and officer of the Company.  The current amount was issued on 16 June 2009, the demand loan bears interest at 2% per annum on any unpaid principal balance and is secured by a general charge on the assets of the Company.  The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after 30 June 2009.  During the nine month period ended 28 February 2010, the Company accrued interest expense of $71 (28 February 2009 – $Nil). The balance as at 28 February 2010 consists of principal and accrued interest of $5,000 (31 May 2009 – $Nil) and $71 (31 May 2009 – $Nil), respectively (Notes 10 and 11).

During the nine month period ended 28 February 2010, a director and shareholder of the Company was paid consulting fees in the amount of $9,755 (28 February 2009 – $12,292).

8.	Capital Stock

Authorized

The total authorized capital is 100,000,000 common shares with a par value of $0.00001 per common share and 100,000,000 preferred shares with a par value of $0.00001.

Issued and outstanding

The total issued and outstanding capital stock is 21,295,006 common shares with a par value of $0.00001 per common share.

The common stock is not subject to warrants, agreements or options at 28 February 2010.

Effective 5 October 2009, the Company completed a 2.5 to 1 forward stock split and increased the issued and outstanding share capital from 8,518,000 common shares to 21,295,006 common shares with the same par value of $0.00001. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on retroactive basis (Note 1).

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

The Company has losses carried forward for income tax purposes to 28 February 2010. There are no current or deferred tax expenses for the nine month period ended 28 February 2010 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:
	For the nine month period ended 28 February 2010	For the nine month period ended 28 February 2009
	$	$

Deferred tax asset attributable to:
Current operations	11,292	12,380
Less: Change in valuation allowance and other	(11,292)	(12,380)

Net refundable amount	-	-

Principle Security International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2010

The composition of the Company’s deferred tax assets as at 28 February 2010 and 31 May 2009 are as follows:

	28 February 2010	31 May 2009 (Audited)
	$	$

Net income tax operating loss carryforward	161,295	113,624

Statutory federal income tax rate	15%-28.83%	15%-30.67%

Deferred tax asset	44,379	33,087
Less: Valuation allowance	(44,379)	(33,087)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance. As at 28 February 2010, the Company has an unused net operating loss carry-forward balance of approximately $161,295 is available to offset future taxable income. This unused net operating loss carry-forward balance expires through to 2030.

10.	Supplemental Disclosures with Respect to Cash Flows

For the period from the date of inception on 27 November 2006 to 28 February 2010		For the three month period ended 28 February 2010	For the three month period ended 28 February 2009	For the nine month period ended 28 February 2010	For the nine month period ended 28 February 2009
	$	$	$	$	$
Cash paid during the period for interest
Cash paid during the period for income taxes	-	-	-	-	-
Foreign exchange loss	7,094	1,619	(1,206)	5,756	553

During the nine month period ended 28 February 2010, the Company accrued total interest expense of $1,705 related to various convertible debentures, demand loans and balance due to related party (Notes 5, 6 and 7).

11.	Contingency

The Company is in default of certain terms related to the convertible debentures, demand loans and due to related party agreements and is in the process of renegotiating them (Notes 5, 6 and 7).

12.	Subsequent Events

There are no subsequent events from the date of the period ended 28 February 2010 to the date the consolidated financial statements were available to be issued on 12 April 2010.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our unaudited interim consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to our common stock.  As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “PSI” means Principle Security International, Inc., unless otherwise indicated.

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

On December 15, 2006, we obtained our surety bond in the amount of $5,000 Cdn., as required by the Private Investigators and Security Agencies Act. This bond enabled us to make application for a security business license. On January 3, 2007, we were granted our security business license. This license has been renewed and is now valid until February 3, 2010. The license enables us to carry on a business in the categories of “private investigator” and “security patrol”. We have established our office and continue to lease office space on a month-to-month basis at a cost of $500 Cdn. per month from a non-related third party. To manage operating costs until the Company can raise additional funds or start generating revenues the lessee has agreed to release the Company from amounts owed for unpaid rent until further notice. We have initiated work on our basic web page under the URL address www.principlesecurity.ca.

On September 8, 2008, we received a two-year approval to operate a security training school under the name “Principle Security Training Academy”.

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

Results of Operations

Our total net losses since inception on November 27, 2006 to February 28, 2010 are $197,582.

Three months ended February 28, 2010 as compared to the three months ended February 28, 2009

We incurred net losses of $18,792, or $0.001 per share, for the three-month period ended February 28, 2010, as compared to net losses of $9,434, or $0.001 per share, for the three-month period ended February 28, 2009. The nearly double increase in our expenses for the period ended February 28, 2010 as compared to the period ended February 28, 2009 was mainly attributed to increases in legal  ($5,198 - 2010 compared to $2 - 2009) and consulting fees ($4,246 - 2010 compared to $152 - 2009) incurred in the preparation and filing of our quarterly and annual reports with the SEC. Our expenses for the three months ended February 28, 2010 also consisted of the following:  professional fees ($6,638 - 2010 compared to $5,734 - 2009); transfer agent and filing fees ($1,749 recovered - 2010 compared to $3,110 - 2009); amortization ($14 recovered - 2010 compared to $96 - 2009); interest expense ($699 - 2010 compared to $Nil - 2009); office and miscellaneous ($2,074 - 2010 compared to $1,498 - 2009); loss (gain) on foreign currency exchange ($1,619 - 2010 compared to ($1,206) - 2009); and bank service charges ($81 - 2010 compared to $48 - 2009).

Nine months ended February 28, 2010 as compared to the nine months ended February 28, 2009

We incurred net losses of $47,909, or $0.002 per share, for the nine-month period ended February 28, 2010, as compared to net losses of $43,865, or $0.002 per share, for the nine-month period ended February 28, 2009. The increase was mainly attributed to increases in legal fees ($5,669 - 2010 compared to $1,394 - 2009, cumulative - $28,721) and losses on foreign currency exchange ($5,756 - 2010 compared to $553 - 2009, cumulative - $7,094). Our other expenses for the nine-month period ended February 28, 2010 consisted of the following: professional fees ($17,051 - 2010 compared to $18,392 - 2009, cumulative - $61,753); consulting fees ($9,755 - 2010 compared to $12,292 - 2009, cumulative - $57,185); transfer agent and filing fees ($2,467- 2010 compared to $4,407 - 2009, cumulative - $11,590);  interest expense ($1,705 - 2010 compared to $Nil - 2009, cumulative - $2,228); office and miscellaneous ($5,054 - 2010 compared to $6,376 - 2009, cumulative - $26,462); amortization ($238 - 2010 compared to $290 - 2009, cumulative - $1,267); and bank service charges ($214 - 2010 compared to $161 - 2009, cumulative - $1,126).

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources. We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our current cash in the bank and our internal cash generating capabilities will be sufficient to finance our ongoing capital expenditures and other operating activities through fiscal 2010.

Liquidity and Capital Resources

At February 28, 2010 and as of the date of this filing, we have not generated any revenues from our business activities.

At February 28, 2010, we had total assets of $12,572, consisting of $6,144 in cash; $609 in amounts receivable; $5,000 in prepaid expenses; and $819 in property, plant and equipment, net of depreciation.

On December 24, 2008, we issued a convertible debenture in exchange for $5,000 in cash. The convertible debenture bears interest at a rate of 10% per annum on any unpaid principal balance, is secured by the assets of the Company and accrued interest is due and payable at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after December 24, 2008. The principal amount is repayable at any time in whole or in part. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into shares of our common stock at any time within thirty-six (36) months from December 24, 2008 on the basis of $0.0125 per Unit, where a Unit consists of one share of common stock for an equivalent amount of principal and interest due and payable. During the nine month period ended February 28, 2010, we accrued interest expense on this convertible debenture in the amount of $399 (February 28, 2009 - $90). The balance due at February 28, 2010 consists of principal and accrued interest of $5,000 and $615, respectively.

On December 24, 2008, we issued a second convertible debenture in exchange for $5,000 in cash. The convertible debenture bears interest at a rate of 10% per annum on any unpaid principal balance, is secured by the assets of the Company and all principal and accrued interest is due and payable at the end of each calendar quarter, with the first payment due on on the last day of the first calendar quarter after December 24, 2008. The principal amount is repayable at any time in whole or in part. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into shares of our common stock at any time within thirty-six (36) months from December 24, 2008 on the basis of $0.0125 per Unit, where a Unit consists of one share of common stock for an equivalent amount of principal and interest due and payable. During the nine month period ended February 28, 2010, we accrued interest expense on this convertible debenture in the amount of $399 (February 28, 2009 - $90). The balance due at February 28, 2010 consists of principal and accrued interest of $5,000 and $615, respectively.

On March 5, 2009, we issued a convertible debenture in exchange for $3,800 in cash. The convertible debenture bears interest at a rate of 10% per annum on any unpaid principal balance, is secured by the assets of the Company and all principal and accrued interest is due and payable at the end of each calendar quarter, with the first payment due on on the last day of the first calendar quarter after March 5, 2009. The principal amount is repayable at any time in whole or in part. The holder of the convertible debenture has the right to convert any portion of the unpaid principal and/or accrued interest into shares of our common stock at any time within thirty-six (36) months from March 5, 2009 on the basis of $0.0125 per Unit, where a Unit consists of one share of common stock for an equivalent amount of principal and interest due and payable. During the nine month period ended February 28, 2010, we accrued interest expense on this convertible debenture in the amount of  $298 (February 28, 2009 - $Nil). The balance due at February 28, 2010 consists of principal and accrued interest of $3,800 and $389, respectively.

On June 18, 2009, we entered into a demand loan with an unrelated third party. The demand loan bears interest at the rate of 2% per annum on any unpaid principal balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after June 30, 2009. During the nine month period ended February 28, 2010, we accrued interest expense of $281 (February 28, 2009 - $Nil) on the demand loan. The balance due at February 28, 2010 consists of principal and accrued interest of $20,000 and $281, respectively.

On September 14, 2009, we entered into a demand loan with an unrelated third party. The demand loan bears interest at the rate of 2% per annum on any unpaid principal balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter, with the first payment due on the last day of the first calendar quarter after September 30, 2009. During the nine month period ended February 28, 2010, we accrued interest expense of $92 (February 28, 2009 - $Nil) on the demand loan. The balance due at February 28, 2010 consists of principal and accrued interest of $10,000 and $92, respectively.

On November 16, 2009, we entered into a demand loan with an unrelated third party. The demand loan bears interest at the rate of 2% per annum on any unpaid principal balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at maturity, calculated at May 31st of each year. During the nine month period ended February 28, 2010, we accrued interest expense of $91 (February 28, 2009 - $Nil) on the demand loan. The balance due at February 28, 2010 consists of principal and accrued interest of $16,000 and $91, respectively.

On January 26, 2010, we entered into a demand loan with an unrelated third party. The demand loan bears interest at the rate of 2% per annum on any unpaid principal balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at maturity, calculated at May 31st of each year. During the nine month period ended February 28, 2010, we accrued interest expense of $49 (February 28, 2009 - $Nil) on the demand loan. The balance due at February 28, 2010 consists of principal and accrued interest of $10,000 and $49, respectively.

At February 28, 2010, the amount due to Charles Payne, an officer and director and a related party, consists of a demand loan in the amount of $5,071. A demand loan was entered into for current amount due on June 16, 2009. The demand loan bears interest at 2% per annum on any unpaid principal balance and is secured by a general charge on the assets of the Company. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each calendar quarter with the first payment due on the last day of the first calendar quarter after June 30, 2009. During the nine month period ended February 28, 2010, we accrued interest expense of $71 (February 28, 2009 - $Nil) on the demand loan. The balance due February 28, 2010 consists of principal and accrued interest in the amount of $5,000 and $71, respectively.

During the nine month period ended February 28, 2010, Charles Payne, an officer, director and shareholder of the Company was paid consulting fees in the amount of $9,755, compared to consulting fees in the amount of $12,292 paid during the nine month period ended February 28, 2009.

At February 28, 2010, our total liabilities were $85,525, consisting of accounts payable and accrued liabilities in the amount of $3,497, convertible debentures payable in the amount of $15,419, demand loans payable in the amount of $61,538 and amounts due to related party in the amount of $5,071.

On October 5, 2009, upon approval of the holders of the majority of our issued and outstanding common stock, we completed a 2.5 to 1 forward stock split, which increased the number of issued and outstanding shares of common stock from 8,518,000 common shares to 21,295,006 shares, with the same par value of $0.00001. The forward stock split did not increase the authorized capital stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Principal Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. Prior to the filing of this report, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures for the period covered by this report. Based on the evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (a) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and (b) that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with the United States generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our unaudited interim consolidated financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses. Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement and instance of fraud. Controls are susceptible to manipulation, especially in instances of fraud caused by the collusion of two or more people, including our senior management. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Certifying Officers, our Management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our Management has concluded that our internal controls over financial reporting was effective as of the filing of this report. Since our most recent evaluation, there have been no change in our internal control of financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

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