Form 10-Q
period 2010-06-30
Principle Security International, Inc.
filed 2010-08-23
CIK 1410690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period endedJune 30, 2010
or
[ ]				TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 333-145730
PRINCIPLE SECURITY INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)
Nevada					98-0538119
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
65 S. Main Street, Suite A300, Pennington New Jersey					08543
(Address of principal executive offices)					(Zip Code)
609.216.7938
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X]	YES	[ ]	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer			[ ]		Accelerated filer	[ ]
Non-accelerated filer			[ ]	(Do not check if a smaller reporting company)	Smaller reporting company		[ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
					[ ]	YES	[ X ]	NO
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

					[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
100,000,000 common shares issued and outstanding as of August 20, 2010.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended June 30, 2010 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the 10-K for the year ended December 31, 2009.

PRINCIPLE SECURITY INTERNATIONAL INC.
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash	$220,347	$183,361
Restricted cash	112,544	113,085
Accounts receivable	110,527	102,841
Prepaid expenses	-	6,667

Total Current Assets	443,418	405,954

PROPERTY AND EQUIPMENT, net	4,375	8,049

OTHER ASSETS
Intangible assets, net	563,137	626,708

TOTAL ASSETS	$1,010,930	$1,040,711

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$36,241	$24,201
Premiums in trust	95,662	96,122
Capital leases	12,118	17,586
Related party note payable	241,584	33,590
Short-term notes payable	228,000	249,901
Notes payable, current portion	51,173	49,664

Total Current Liabilities	664,778	471,064

LONG-TERM LIABILITIES

Notes payable, net of current portion	566,729	596,370

TOTAL LIABILITIES	1,231,507	1,067,434

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $0.0001 par value,100,000,000 shares
authorized; 100,000,000 and 21,295,006 shares issued
and outstanding, respectively	1,000	213
Additional paid-in capital	487,924	488,711
Accumulated deficit	(709,501)	(515,647)

Total Stockholders' Equity (Deficit)	(220,577)	(26,723)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,010,930	$1,040,711

The accompanying notes are an integral part of these financial statements.

PRINCIPLE SECURITY INTERNATIONAL INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUES	$340,859	$307,200	$663,768	$603,615

OPERATING EXPENSES

Depreciation and amortization	35,051	33,059	67,245	69,772
Salaries and wages	188,555	169,477	398,130	326,585
General and administrative	291,757	129,347	337,945	220,615

Total Operating Expenses	422,169	331,883	803,320	616,972

OPERATING LOSS	(81,310)	(24,683)	(139,552)	(13,357)

OTHER INCOME (EXPENSE)

Interest income	42	(88)	179	66
Interest expense	(21,621)	(21,548)	(54,481)	(42,856)

Total Other Income (Expense)	(21,579)	(21,636)	(54,302)	(42,790)

NET LOSS BEFORE INCOME TAXES	(102,889)	(46,319)	(193,854)	(56,147)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(102,889)	$(46,319)	$(193,854)	$(56,147)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
NUMBER OF SHARES OUTSTANDING	50,701,267	21,295,006	36,079,370	21,295,006

The accompanying notes are an integral part of these financial statements.

PRINCIPLE SECURITY INTERNATIONAL INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2008	21,295,006	$213	$449,887	$(272,690)	$177,410

Value of beneficial conversion feature	-	-	38,824	-	38,824

Net loss for the year
ended December 31, 2009	-	-	-	(242,957)	(242,957)

Balance, December 31, 2009	21,295,006	213	488,711	(515,647)	(26,723)

Recapitalization pursuant to
reverse merger (unaudited)	78,704,994	787	(787)	-	-

Net loss for the six months
ended June 30, 2010 (unaudited)	-	-	-	(193,854)	(193,854)

Balance, June 30, 2010 (unaudited)	100,000,000	$1,000	$487,924	$(709,501)	$(220,577)

The accompanying notes are an integral part of these financial statements.

PRINCIPLE SECURITY INTERNATIONAL INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES

Net loss	$(193,854)	$(56,147)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	67,245	70,012
Amortization of beneficial conversion feature	15,099	-
Changes in operating assets and liabilities
Accounts receivable	(7,686)	(60,809)
Prepaid expenses	6,667	-
Accounts payable	12,040	38,957
Premiums in trust	(460)	27,704

Net Cash Used in Operating Activities	(100,949)	19,717

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Repayment of capital leases	(5,468)	(14,074)
Repayments of related party note payable	(2,006)	(4,509)
Proceeds from notes payable	210,000	25,000
Repayments of notes payable	(65,132)	(213,213)

Net Cash Used in Financing Activities	137,394	(206,796)

NET INCREASE (DECREASE) IN CASH	36,445	(187,079)
CASH AT BEGINNING OF PERIOD	296,446	340,723

CASH AT END OF PERIOD	$332,891	$153,644

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$31,905	$41,243
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these financial statements.

PRINCIPLE SECURITY INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and December 31, 2009

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended June 30, 2010 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 3 – RELATED PARTY NOTES PAYABLE

As of June 30, 2010 and December 31, 2009, the Company had borrowed a total of $241,584 and $33,590, respectively, from related parties.  These notes bear no interest, are unsecured and are due on demand.  During the six months ended June 30, 2010, the Company borrowed $210,000 and repaid $2,006 on these notes.

PRINCIPLE SECURITY INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and December 31, 2009

NOTE 4 – NOTES PAYABLE

As of June 30, 2010 and December 31, 2009 the Company had an SBA loan with an outstanding balance of $617,902 and $646,034.  The original note was entered into during October of 2009, had a principle balance was $650,000 at a fixed interest rate of 6%.  The loan matures on September 30, 2019 and is collateralized by the assets of the Company and all of its wholly owned subsidiaries.  During the six months ended June 30, 2010 the Company repaid principle amounts of $28,132 and accrued $25,623and paid $22,576 in interest on this note leaving $3,047 in interest payable.

As of June 30, 2010 and December 31, 2009 the Company also owed the shareholders of Brady Rogers, Inc. $-0- and $25,000 pursuant to the purchase agreement dated December 31, 2008.

On November 6, 2009 the Company entered into a convertible note payable with a third party.  Pursuant to the note agreement, the Company borrowed $220,000, including accrued interest, due on February 2, 2010.  The note is payable in cash or can be converted into shares of the Company’s common stock at a 15% discount to the market price on the date of conversion.  As of June 30, 2010, the Company was in default on this note.  The Company was able to negotiate an extension of the terms of the agreement in exchange for a $25,000 interest payment.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, the BCF was valued at $38,824.  The BCF has been recorded as a discount to the debenture payable and an increase in Additional Paid-in Capital.

In accordance with ASC 470, the Company is amortizing the BCF over the life of the contract, which is 90 days.  During the six months ended June 30, 2010 the Company recognized $15,099 in amortization which has been charged to interest expense resulting in a carrying value of $220,000 as of June 30, 2010.

NOTE 5 – MERGER

On May 28, 2010, The Company entered into and closed a share exchange agreement with Leeward Group, Inc. a Delaware corporation, and the shareholders of Leeward.  Pursuant to the terms of the share exchange agreement, the Company has acquired all of the issued and outstanding shares of Leeward’s common stock in exchange for 65,000,000 shares of the Company’s common stock.  In conjunction with this agreement, the Company issued 11,989,775 common shares to HE Capital as compensation for services rendered to the Company.  The Company had 23,010,225 common shares issued and outstanding as of May 28, 2010 immediately prior to the closing of the share exchange agreement, and 100,000,000 shares issued and outstanding upon closing of the share exchange agreement.

NOTE 5 – MERGER (CONTINUED)

As of the closing date, the former shareholders of Leeward Group, Inc. held 65% of the issued and outstanding common shares of the Company.  The issuance of the 65,000,000 common shares to the former shareholders of Leeward Group, Inc. was deemed to be a reverse acquisition for accounting purposes.  Leeward Group, Inc., the acquired entity, is regarded as the predecessor entity as of May 28, 2010.  The number of shares outstanding and per share amounts has been restated to recognize the recapitalization.  All comparative financial data in these financial statements is that of Leeward Group, Inc.

Concurrently with the closing of the share exchange agreement, the Company entered into a stock purchase agreement for the disposition of its wholly owned subsidiary, Principle Security International Incorporated, to its former director and officer, Charles Payne, for the purchase price of $1.00.

NOTE 6 – SUBSEQUENT EVENTS

On July 1, 2010, the Company paid in full the $220,000 convertible note payable.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law and including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.  The following discussion should be read in conjunction with our Company’s audited financial statements and 10-K for the year ended December 31, 2009 and unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to "common stock" refer to common shares in the capital of our Company and the terms "we", "us" and "our" mean Principle Security International Inc. and our subsidiaries Sangamon Associates, Inc. a New Jersey corporation and Flagship Insurance Agency, Inc., a Massachusetts corporation.

General Overview

We were incorporated in the State of Nevada on November 27, 2006.  We have been a development stage company. Through our wholly-owned Canadian subsidiary, Principle Security International Incorporated, we were working towards the establishment of a customer service oriented security firm specializing in uniformed guard services, private investigations and a training facility for security personnel. We have not yet generated or realized any revenues from our business operations.

Since inception, we had been implementing the early phases of our business plans, including the establishment of our office, making application for our security business license, making application and scouting locations for our accredited security training facility, making application for our surety bond, registering the URL address necessary to create our website, building a database of potential clients, commencing interviews to hire a salesperson, designing our corporate logos/badges and ordering uniforms.  On December 15, 2006, we obtained our surety bond in the amount of as required by the Private Investigators and Security Agencies Act. This bond enabled us to make application for a security business license. On January 3, 2007, we were granted our security business license.  On September 8, 2008, we received a two-year approval to operate a security training school under the name “Principle Security Training Academy”.

On May 28, 2010, we entered into and closed a share exchange agreement with Leeward Group, Inc. a Delaware corporation, and the shareholders of Leeward.  Pursuant to the terms of the share exchange agreement, we have acquired all of the issued and outstanding shares of Leeward’s common stock in exchange for the issuance by our company of 65,000,000 shares of our common stock to the shareholders of Leeward.

We have not been involved in any bankruptcy, receivership or similar proceeding.

Our Current Business

As of the closing date of the share exchange agreement on May 28, 2010 we commenced the business of a diversified retail insurance agency and risk consulting group.  We sell property, casualty, life and health insurance products to customers; we create and administer insurance programs and risk management services including reinsurance brokerage.  We act as a broker or agent.  We do not assume any underwriting risks.  We provide our customers with insurance contracts underwritten by insurance companies that assume the underwriting risks.  We are headquartered in Pennington, New Jersey.

Our insurance agency and program business provides a broad range of insurance products and services to commercial, professional and individual customers. We have multiple locations in the northeast to provide sales and servicing for our customers. The categories of insurance we principally sell include: property insurance relating to physical damage to property; casualty insurance relating to legal liabilities, workers’ compensation, commercial and private passenger automobile coverages; and fidelity and surety bonds. In addition, we sell and service group and individual life, accident, disability, health, hospitalization, medical and dental insurance.

Our program business markets specialty products and services to associations, industries and businesses.  We have three insurance programs: 1) hotel umbrella insurance for franchise hotels; 2) personal umbrella for lawyers; and 3) mobile phone insurance program for telecommunications companies.

Our Franchise Hotel Umbrella program provides umbrella insurance policies for limited service franchise hotels and motels and offers limits of $5 Million, $10 Million and $15 Million.

Our Personal Umbrella Product for Lawyers provides  personal umbrella insurance for lawyers with limits to $10 Million.

Our Cellphone Program provides coverage for loss, theft or accidental damage to a cellphone. It is distributed to consumers through rural telecommunications companies nationwide.

We are compensated for our services primarily by the commissions received from the sale of insurance contracts to our clients.  The commissions are usually a percentage of the insurance premiums paid by the insured.  Commission rates generally vary with the type of insurance sold and the insurance company that underwrites the insurance policy.  We may also receive a “profit sharing contingent commission” from an insurance company which is primarily based on the underwriting results, growth, overall volume and/or retention.  The amount of revenue from commissions and fees fluctuates based on factors such as insurance premiums, retention rates of existing customers, growth rates of new customers, and the type of insurance.

Cash Requirements

We have made insurance agency asset acquisitions each year, since beginning operations in 2007.  We intend to continue to acquire insurance agency assets.  We had an independent, certified appraisal performed on company assets acquired as of March 31, 2009.  This appraisal valued our acquired insurance agency assets based on customer base and cash flow.  As of March 31, 2009 our assets acquired to date were valued at over $1,800,000.  We estimate that 26,000 independent insurance agencies can be categorized as having less than 1.25 million in annual commission revenue.  Our target acquisition has less than $1.25 million in commission revenue.  The company’s plan of action over the next twelve months is to continue its operations to market and sell insurance products and raise additional capital financing, if necessary, to acquire agency assets and grow operations.

Acquisitions will be based on our ability to internally finance from cash flow, raise equity and/or debt to acquire the assets.  The disruption in the credit and financial markets had made the availability of equity and/or debt uncertain.

Over the next 12 months we anticipate that we will incur the following operating expenses:

General, Administrative and Corporate Expenses	$525,000
Depreciation and amortization	$139,545
Salaries, and wages	$650,000
Professional fees	$60,000
Total	$1,374,545

Our estimated negative cash flow from operations is estimated to be approximately $90,000 and our cash position as at June 30, 2010 is $220,347.   We will need additional funds to meet our working capital requirements over the twelve month period.  We anticipate that we will have to raise additional funds through private placements of our equity securities and/or debt financing to complete our business plan. There is no assurance that the financing will be completed as planned or at all.  We have not yet been successful raising the funding necessary to proceed with our business plan.  If we are unable to secure adequate capital to continue our planned operations, our shareholders may lose some or all of their investment and our business may fail.

Results of Operations – Three months Ended June 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the three month period ended June 30, 2010 which are included herein.

Our operating results for the three months ended June 30, 2010, for the three months ended June 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three months Ended June 30, 2010 $	Three months Ended June 30, 2009 $	Change Between Three Month Period Ended June 30, 2010 and June 30, 2009 $
Revenue	340,859	307,200	33,659
Depreciation and amortization	35,051	33,059	1,992
Salaries and wages	188,555	169,477	19,078
General and administrative	291,757	129,347	162,410
Net loss for the period	(102,889)	(46,319)	56,570

Revenues

We had revenues of $340,859 during the three months ended June 30, 2010 as compared to revenues of $307,200 during the three months ended June 30, 2009.  The increase is a result of the acquisitions the Company has made during fiscal year ended December 31, 2009.

Depreciation and amortization

Depreciation and amortization increased by $1,992 for the three months ended June 30, 2010.

Salaries and wages

The $19,078 increase in salaries and wages for the three months ended June 30, 2010 was primarily due to the acquisitions the Company has made during fiscal year ended December 31, 2009.

General and administrative

The $162,410 increase in general and administration for the three months ended June 30, 2010 was primarily due to increased operating expenses due to the acquisitions made during 2009.  Also, increased costs the Company has incurred to complete the reverse acquisition and administrative costs of being a reporting Company have contributed to this increase.

Results of Operations – Six months Ended June 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the six month period ended June 30, 2010 which are included herein.

Our operating results for the six months ended June 30, 2010, for the six months ended June 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Six months Ended June 30, 2010 $	Six months Ended June 30, 2009 $	Change Between Six Month Period Ended June 30, 2010 and June 30, 2009 $
Revenue	663,768	603,615	60,153
Depreciation and amortization	67,245	69,772	(2,527)
Salaries and wages	398,130	326,585	71,545
General and administrative	337,945	220,615	117,330
Net loss for the period	(193,854)	(56,147)	137,707

Revenues

We had revenues of $663,768 during the six months ended June 30, 2010 as compared to revenues of $603,615 during the six months ended June 30, 2009.  The increase is a result of the acquisitions the Company has made during fiscal year ended December 31, 2009.

Depreciation and amortization

Depreciation and amortization decreased by $2,527 for the six months ended June 30, 2010.

Salaries and wages

The $71,545 increase in salaries and wages for the six months ended June 30, 2010 was primarily due to the acquisitions the Company has made during fiscal year ended December 31, 2009.

General and administrative

The $117,707 increase in general and administration for the six months ended June 30, 2010 was primarily due to increased operating expenses due to the acquisitions made during 2009.  Also, increased costs the Company has incurred to complete the reverse acquisition and administrative costs of being a reporting Company have contributed to this increase.

Liquidity and Financial Condition

Working Capital
	At June 30, 2010	At December 31, 2009

Current assets	$443,418	$405,954
Current liabilities	664,778	471,064
Working capital	$(221,360)	$(65,110)

Cash Flows
	Six months Ended
	June 30
	2010	2009
Cash flows provided by (used in) operating activities	$(100,949)	$19,717
Cash flows provided by (used in) investing activities	Nil	Nil
Cash flows provided by (used in) financing activities	137,394	(206,796)
Increase (decrease) in cash and cash equivalents	$36,445	$(187,079)

Operating Activities

Net cash used in operating activities was $100,949 for the six months ended June 30, 2010 compared with cash provided by operating activities of $19,717 in the same period in 2009.  The difference was largely due to audit, consulting and legal expenses the Company incurred to complete the reverse acquisition.

Investing Activities

Net cash provided by investing activities was $Nil for the six months ended June 30, 2010 compared to net cash used in investing activities of $Nil in the same period in 2009.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2010 was $137,394 compared to net cased used in financing activities of $206,796 for the six months ended June 30, 2009.  The decrease was mainly attributable to the Company beginning to support its operations, resulting in a decreased need for new capital in 2010.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our Company has incurred a net loss of $193,854 for the six month period ended June 30, 2010 [2009 - $56,147]. Our Company has generated revenue, however we have a substantial accumulated deficit and negative working capital of $221,360 as at June 30, 2010 [2009 - $65,110].  We require additional funds to maintain our existing operations and to acquire new business assets.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms.  The outcome of these matters cannot be predicted at this time.

Our financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors, shareholders or investors to meet our obligations over the next twelve months. We do not have any further arrangements in place for any future debt or equity financing.

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer and our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of June 30, 2010, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.   Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements".  Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein.  We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below.  We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".  In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Related to our Business

Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.

We derive much of our revenue from commissions and fees for our brokerage services. We do not determine the insurance premiums on which our commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. Because of these market cycles for insurance product pricing, which we cannot predict or control, our brokerage revenues and profitability can be volatile or remain depressed for significant periods of time.

As traditional risk-bearing insurance companies continue to outsource the production of premium revenue to non-affiliated brokers or agents such as our company, those insurance companies may seek to reduce further their expenses by reducing the commission rates payable to insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our profitability. Because We do not determine the timing or extent of premium pricing changes, we cannot accurately forecast our commission revenues, including whether they will significantly decline. As a result, our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures may have to be adjusted to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of our operations.

In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance. While we historically have been able to participate in certain of these activities on behalf of our customers and obtain fee revenue for such services, there can be no assurance that we will realize revenues and profitability as favorable as those realized from our traditional brokerage activities.

Our company faces significant competitive pressures in each of our businesses.

The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals on a global basis who actively compete with our company in one or more areas of our business. We compete with many firms that are significantly larger than our company, in terms of revenues, in the brokerage markets. In addition, there are various other competing firms that operate nationally or that are strong in a particular region or locality and may have, in that region or locality, an office that is as large as or larger than, in terms of revenues, the particular local office of our company. We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services rendered and the overall costs to our clients. Losing business to competitors offering similar products at lower prices or having other competitive advantages would adversely affect our company’s business.

In addition, the increase in competition due to new legislative or industry developments could adversely affect our company. These developments include:

•	An increase in capital-raising by insurance underwriting companies, which could result in new capital in the industry, which in turn may lead to lower insurance premiums and commissions;

•	The selling of insurance by insurance companies directly to insureds without the involvement of a broker or other intermediary;

•	Changes in our company’s business compensation model as a result of regulatory developments;

•
The establishment of programs by Federal and state governments to provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage, which compete with, or completely replace, insurance products offered by insurance carriers; and

•	An increase in competition from new market participants such as banks, accounting firms and consulting firms offering risk management or insurance brokerage services.

New competition as a result of these or other competitive or industry developments could cause the demand for our products and services to change, which could in turn adversely affect our company’s results of operations and financial condition.

The current disruption in the global credit markets and instability of financial systems, and a continuation or worsening of the current economic recession, may adversely affect our results of operations and financial condition.

The current disruption in the global credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets have created increasingly difficult conditions for financial institutions and certain insurance companies. These conditions include significant losses, greater volatility, significantly less liquidity, widening of credit spreads and a lack of price transparency in certain markets. These conditions have resulted in the failure of a number of financial institutions and unprecedented action by governmental authorities and central banks around the world, including investing in or lending money to financial institutions and insurance companies that are perceived to need additional capital. It is difficult to predict how long these conditions will persist and the extent to which our markets, products and business will be adversely affected.

These unprecedented disruptions in the credit and financial markets and the resulting impact on a number of financial institutions have limited access to capital and credit for many companies. The failure of a lender could adversely affect our ability to borrow on that facility, which over time could negatively impact our ability to consummate significant acquisitions or make other significant capital expenditures. Continued adverse conditions in the credit markets in future years could adversely affect the availability and terms of future borrowings, renewals or refinancings.

The disruptions in the credit and financial markets also led to a general deterioration in the economy, which could adversely impact our company in future years as a result of reductions in the overall amount of insurance coverage that our clients purchase due to reductions in their headcount, payroll, properties, and the market values of assets, among other factors. Such reductions could also adversely impact our company’s commission revenues when exposure audits by the carriers are performed and if subsequent downward premium adjustments are determined. The income effects of subsequent premium adjustments are recorded when the adjustments become known, and, as a result, any improvement in our results of operations and financial condition may lag an improvement in the economy. In addition, some of our clients may cease operations completely in the event of a prolonged deterioration in the economy, which would have an adverse effect on our company’s results of operations and financial condition. We also have a significant amount of trade accounts receivable from some of the insurance companies with which it places insurance. If those insurance companies experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to our company, which could have a significant adverse impact on our company’s consolidated financial condition and results of operations. In addition, if a significant insurer fails or withdraws from writing certain insurance coverages that we offer our clients, overall capacity in the industry could be negatively affected, which could reduce our company’s placement of certain lines and types of insurance and, as a result, reduce our revenues and profitability. The failure of an insurer with whom our company places business could also result in errors and omissions claims by our company’s clients, which could adversely affect our results of operations and financial condition.

We have historically engaged in a number of acquisitions of insurance brokers and agencies. We may not be able to continue to implement such an acquisition strategy in the future and there are risks associated with such acquisitions.

In the past several years, we have completed numerous acquisitions of insurance brokers and agencies and may continue to make such acquisitions in the future. Our acquisition program has been an important part of our historical growth and our company believes that similar acquisition activity will be critical to maintaining comparable growth in the future. Failure to successfully identify and complete acquisitions likely will result in our company achieving slower growth. Moreover, even if we are able to identify appropriate acquisition targets, it may not be able to execute acquisition transactions on favorable terms or integrate such targets following acquisition in a manner that allows our company to realize the anticipated benefits of such acquisitions. Additionally, we may incur or assume unanticipated liabilities or contingencies in connection with our acquisitions. If any of these developments occur, our results of operations could be adversely affected.

We have incurred net losses since commencing business and expect losses to continue for the foreseeable future.

We have had modest revenues to date. We had a net loss of $242,957 for the year ended December 31, 2009 and a net loss of $90,956 for the three months ended March 31, 2010. As at March 31, 2010, we had cash of $93,670 and a working capital deficit of $140,029.

Our ability to continue as a going concern is in substantial doubt.

The ability of our company to continue as a going concern is in substantial doubt and is dependent on achieving profitable operations and obtaining the necessary financing in order to develop our business. The outcome of these matters cannot be predicted at this time. Our future operations are dependent on the market’s acceptance of our services in order to ultimately generate future profitable operations, and our ability to secure sufficient financing to fund future expansion or operations. There can be no assurance that our services will be able to secure market acceptance. Management plans to raise additional equity financing to enable our company to complete our development plans. However, there can be no assurance that we will be successful in raising additional financing. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We are subject to specific risks of litigation that are unique to the insurance industry.

We are subject to various potential claims relating principally to alleged errors and omissions in connection with the placement or servicing of insurance in the ordinary course of business. Because we often assist clients with matters involving substantial amounts of money, including the placement of insurance, clients may assert errors and omissions claims against us alleging potential liability for all or part of the amounts in question. Claimants may seek large damage awards, and these claims may involve potentially significant legal costs. While most of the errors and omissions claims made against us would be covered by our professional indemnity insurance, our business results of operations, financial condition and liquidity may be adversely affected if, in the future, our insurance coverage proves to be inadequate or unavailable. Our ability to obtain professional indemnity insurance in the amounts and with the deductibles we desire in the future may be adversely impacted by general developments in the market for such insurance or our own claims experience. In addition, claims, lawsuits and other proceedings may harm our reputation or divert management resources away from operating our business.

We have limited financial and management resources to pursue our growth strategy.

Our growth strategy may place a significant strain on our management, operational and financial resources. We have negative cash flow from operations and continue to seek additional capital. We will have to obtain additional capital either through debt or equity financing. There can be no assurance, however, that we will be able to obtain such financing on terms acceptable to our company.

If we raise additional funds through the issuance of equity or convertible securities, these new securities may contain certain rights, preferences or privileges that are senior to those of our common shares. Additionally, the percentage of ownership of our company held by existing shareholders will be reduced.

We are dependent upon our officers for management and direction, and the loss of any of these persons could adversely affect our operations and results.

We are dependent upon our officers for execution of our business plan. The loss of any of our officers could have a material adverse effect upon our results of operations and financial position. We do not maintain “key person” life insurance for any of our officers. The loss of any of our officers could delay or prevent the achievement of our business objectives

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and our salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default upon Senior Securities

None.

Item 4.[Removed and Reserved]

Item 5.Other Information

On July 9, 2010, we formally informed James Stafford, Chartered Accountants, of their dismissal as our independent registered principal accountant.

During our most recent fiscal year preceding the termination of James Stafford, Chartered Accountants, and through July 9, 2010, there were no disagreements with James Stafford, Chartered Accountants which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of  James Stafford, Chartered Accountants would have caused James Stafford, Chartered Accountants to make reference to the subject matter of the disagreements in connection with its report. James Stafford, Chartered Accountants as our company’s principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to our company’s consolidated financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles, except that the report of James Stafford, Chartered Accountants for the fiscal year ended May 31, 2009 indicated conditions which raised substantial doubt about our company’s ability to continue as a going concern.

On July 9, 2010 our board of directors approved and authorized the engagement of Sadler, Gibb & Associates, LLC of Salt Lake City, Utah as the principal independent accountant for our company.

Item 6.Exhibits

Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed on August 27, 2007)
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on August 27, 2007)
(10)	Material Contracts
10.1	Share Exchange Agreement dated May 28, 2010 with Leeward Group, Inc.
10.2	Agreement of Sale between Sangamon Associates, Inc., and Flagship Insurance, Inc.
10.3	Agreement of Sale between Leeward Group, Inc. and its wholly owned subsidiaries Sangamon Associates, Inc., Flagship Insurance Agency, Inc., and Brady-Rogers Inc.
10.4
Agreement of Sale between Leeward Group, Inc. and its wholly owned subsidiaries Sangamon Associates, Inc., Flagship Insurance Agency, Inc., and Waughtal - D. P. Domestic and International Insurance, LLC.

(21)	Subsidiaries
Sangamon Associates, Inc. a New Jersey corporation Flagship Insurance Agency, Inc., a Massachusetts corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPLE SECURITY INTERNATIONAL INC. (Registrant)

Dated: August 23, 2010	/s/ Kevin M. Coughlin
Kevin M. Coughlin
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)