Form 10-Q
period 2010-09-30
LEEWARD GROUP HOLDINGS INC.
filed 2010-11-22
CIK 1410690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:			September 30, 2010
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number 333-145730
LEEWARD GROUP HOLDINGS INC.
(Exact name of registrant as specified in its charter)
Nevada				98-0538119
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
65 S. Main Street, Suite A300, Pennington, New Jersey				08543
(Address of principal executive offices)				(Zip Code)
(609) 216-7938
(Registrant’s telephone number, including area code)
Principle Security International Inc.
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

[X] YES	[ ]	NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

				[ ]	YES	[ ]	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company		[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[ ]	YES	[X]	NO
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
100,000,000 common shares issued and outstanding as of November 22, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended September 30, 2010 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the 10-K for the year ended December 31, 2009.

On May 28, 2010, we changed our year end from May 31 to December 31.

LEEWARD GROUP HOLDINGS INC.
(FKA Principle Security International, Inc.)
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash	$20,191	$183,361
Restricted cash	25,763	113,085
Accounts receivable	107,258	102,841
Prepaid expenses	-	6,667

Total Current Assets	153,212	405,954

PROPERTY AND EQUIPMENT, net	2,287	8,049

OTHER ASSETS
Intangible assets, net	531,351	626,708

TOTAL ASSETS	$686,850	$1,040,711

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$32,631	$24,201
Premiums in trust	25,763	96,122
Capital leases	4,979	17,586
Related party note payable	239,892	33,590
Short-term notes payable	2,000	249,901
Notes payable, current portion	51,966	49,664

Total Current Liabilities	357,231	471,064

LONG-TERM LIABILITIES
Notes payable, net of current portion	553,577	596,370

TOTAL LIABILITIES	910,808	1,067,434

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; $0.0001 par value,100,000,000 shares
authorized; 100,000,000 and 65,000,000 shares issued
and outstanding, respectively	1,000	650
Additional paid-in capital	487,924	488,274
Accumulated deficit	(712,882)	(515,647)

Total Stockholders' Equity (Deficit)	(223,958)	(26,723)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$686,850	$1,040,711

LEEWARD GROUP HOLDINGS INC.
(FKA Principle Security International, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		June 30,
	2010	2009	2010	2009
REVENUES	$291,457	$346,130	$955,225	$949,745

OPERATING EXPENSES
Depreciation and amortization	33,585	34,723	100,830	104,495
Salaries and wages	186,111	181,855	584,241	508,440
General and administrative	57,263	224,344	395,208	444,959

Total Operating Expenses	276,959	440,922	1,080,279	1,057,894

OPERATING INCOME (LOSS)	14,498	(94,792)	(125,054)	(108,149)

OTHER INCOME (EXPENSE)
Loss on disposal of assets	(283)	-	(283)	-
Interest income	1,149	-	1,328	66
Interest expense	(18,745)	(21,157)	(73,226)	(64,013)

Total Other Income (Expense)	(17,879)	(21,157)	(72,181)	(63,947)

NET LOSS BEFORE INCOME TAXES	(3,381)	(115,949)	(197,235)	(172,096)
INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(3,381)	$(115,949)	$(197,235)	$(172,096)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER
NUMBER OF SHARES OUTSTANDING	100,000,000	65,000,000	81,153,846	65,000,000

LEEWARD GROUP HOLDINGS INC.
(FKA Principle Security International, Inc.)
Consolidated Statements of Stockholders' Equity (Deficit)

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2008	65,000,000	$650	$449,450	$(272,690)	$177,410

Value of beneficial conversion feature	-	-	38,824	-	38,824

Net loss for the year
ended December 31, 2009	-	-	-	(242,957)	(242,957)

Balance, December 31, 2009	65,000,000	650	488,274	(515,647)	(26,723)

Recapitalization pursuant to
reverse merger (unaudited)	35,000,000	350	(350)	-	-

Net loss for the nine months
ended September 30, 2010 (unaudited)	-	-	-	(197,235)	(197,235)

Balance, September 30, 2010 (unaudited)	100,000,000	$1,000	$487,924	$(712,882)	$(223,958)

LEEWARD GROUP HOLDINGS INC.
(FKA Principle Security International, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES

Net loss	$(197,235)	$(172,096)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	100,836	104,518
Loss on disposal of asset	283	-
Amortization of beneficial conversion feature	15,099	-
Changes in operating assets and liabilities
Accounts receivable	(4,417)	(39,664)
Prepaid expenses	6,667	-
Accounts payable	8,430	(9,761)
Premiums in trust	(70,359)	(26,101)

Net Cash Used in Operating Activities	(140,696)	(143,104)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Repayment of capital leases	(12,607)	(18,013)
Proceeds from related party note	210,000	-
Repayment of related party note	(3,698)	(1,902)
Proceeds from notes payable	-	650,000
Repayments of notes payable	(303,491)	(645,639)

Net Cash Used in Financing Activities	(109,796)	(15,554)

NET DECREASE IN CASH	(250,492)	(158,658)
CASH AT BEGINNING OF PERIOD	296,446	340,723

CASH AT END OF PERIOD	$45,954	$182,065

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$54,918	$63,947
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:	$-	$-

LEEWARD GROUP, INC.
(FKA Principle Security International, Inc.)
Notes to Consolidated Financial Statements
September 30, 2010 and December 31, 2009

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended September 30, 2010 is not necessarily indicative of the operating results for the full year.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassification of Financial Statement Accounts
Certain amounts in the Consolidated Statement of Stockholders’ Equity (Deficit) have been reclassified to more appropriately reflect the recapitalization that occurred on May 28, 2010.

LEEWARD GROUP, INC.
(FKA Principle Security International, Inc.)
Notes to Consolidated Financial Statements
September 30, 2010 and December 31, 2009

NOTE 4 – RELATED PARTY NOTES PAYABLE

From time to time the Company has borrowed money from an officer of the Company for operation purposes.  As of September 30, 2010 and December 31, 2009, the Company had borrowed a total of $29,892 and $33,590, respectively, from related parties.  These notes bear no interest, are unsecured and are due on demand.

Additionally, during June 2010 the Company entered into two separate notes with related parties totalling $210,000.  The notes mature one year from the origination date, bear interest at 6% and are unsecured.   During the nine months ended September 30, 2010, the Company accrued $3,327 in accrued interest expense on these notes and paid $1,100 resulting in a balance of $2,227 in accrued interest on these notes.

NOTE 5 – NOTES PAYABLE

As of September 30, 2010 and December 31, 2009 the Company had an SBA loan with an outstanding balance of $605,543 and $646,034.  The original note was entered into during October of 2009, had a principle balance was $650,000 at a fixed interest rate of 6%.  The loan matures on September 30, 2019 and is collateralized by the assets of the Company and all of its wholly owned subsidiaries.  During the nine months ended September 30, 2010 the Company repaid principle amounts of $40,491 and accrued $31,804 and paid $28,818 in interest on this note leaving $2,986 in interest payable.

As of September 30, 2010 and December 31, 2009 the Company also owed the shareholders of Brady Rogers, Inc. $-0- and $25,000 pursuant to the purchase agreement dated December 31, 2008.

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

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, the BCF was valued at $38,824.  The BCF has been recorded as a discount to the debenture payable and an increase in Additional Paid-in Capital.  The discount was fully amortized prior to the note being repaid.

NOTE 6 – MERGER

On May 28, 2010, The Company entered into a share exchange agreement with Leeward Group, Inc. a Delaware corporation, and the shareholders of Leeward.  Pursuant to the terms of the share exchange agreement, the Company has acquired all of the issued and outstanding shares of Leeward’s common stock in exchange for 65,000,000 shares of the Company’s common stock.  In conjunction with this agreement, the Company issued 11,989,775 common shares to HE Capital as compensation for services rendered to the Company.  The Company had 23,010,225 common shares issued and outstanding as of May 28, 2010 immediately prior to the closing of the share exchange agreement, and 100,000,000 shares issued and outstanding upon closing of the share exchange agreement.

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

LEEWARD GROUP, INC.
(FKA Principle Security International, Inc.)
Notes to Consolidated Financial Statements
September 30, 2010 and December 31, 2009

NOTE 6 – MERGER (CONTINUED)

Concurrently with the closing of the share exchange agreement, the Company entered into a stock purchase agreement for the disposition of its wholly owned subsidiary, Principle Security International Incorporated, to its former director and officer, Charles Payne, for the purchase price of $1.00.

Effective September 10, 2010, the Nevada Secretary of State accepted for filing a Certificate of Amendment to change the name of the Company to Leeward Group Holdings Inc., as approved by the Company’s board of directors and a majority of its shareholders.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the filing of these financial statements and there are no material subsequent events to report.

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

In this quarterly report, unless otherwise specified, all references to "common stock" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean Leeward Group Holdings Inc. and our subsidiaries Sangamon Associates, Inc., a New Jersey corporation and Flagship Insurance Agency, Inc., a Massachusetts corporation.

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

Since inception, we had been implementing the early phases of our business plans, including the establishment of our office, making application for our security business license, making application and scouting locations for our accredited security training facility, making application for our surety bond, registering the URL address necessary to create our website, building a database of potential clients, commencing interviews to hire a salesperson, designing our corporate logos/badges and ordering uniforms.  On December 15, 2006, we obtained our surety bond in the amount of as required by the Private Investigators and Security Agencies Act. This bond enabled us to make application for a security business license. On January 3, 2007, we were granted our security business license.  On September 8, 2008, we received a two-year approval to operate a security training school under the name Principle Security Training Academy.

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

On May 28, 2010, we changed our year end from May 31 to December 31.

Effective September 10, 2010, we changed our name to Leeward Group Holdings Inc.

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

We are compensated for our services primarily by the commissions received from the sale of insurance contracts to our clients.  The commissions are usually a percentage of the insurance premiums paid by the insured.  Commission rates generally vary with the type of insurance sold and the insurance company that underwrites the insurance policy.  We may also receive a profit sharing contingent commission from an insurance company which is primarily based on the underwriting results, growth, overall volume and/or retention.  The amount of revenue from commissions and fees fluctuates based on factors such as insurance premiums, retention rates of existing customers, growth rates of new customers, and the type of insurance.

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

Our estimated negative cash flow from operations is estimated to be approximately $140,696 and our cash position as at September 30, 2010 is $296,446. On May 28, 2010, we changed our year end from May 31 to December 31.   We will need additional funds to meet our working capital requirements over the twelve month period.  We anticipate that we will have to raise additional funds through private placements of our equity securities and/or debt financing to complete our business plan. There is no assurance that the financing will be completed as planned or at all.  We have not yet been successful raising the funding necessary to proceed with our business plan.  If we are unable to secure adequate capital to continue our planned operations, our shareholders may lose some or all of their investment and our business may fail.

Results of Operations – Three months Ended September 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the three month period ended September 30, 2010 which are included herein.

Our operating results for the three months ended September 30, 2010, for the three months ended September 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three months Ended September 30, 2010 $	Three months Ended September 30, 2009 $	Change Between Three Month Period Ended September 30, 2010 and September 30, 2009 $
Revenue	291,457	346,130	(54,673)
Depreciation and amortization	33,585	34,723	(1,138)
Salaries and wages	186,111	181,855	4,256
General and administrative	57,263	224,344	(167,081)
Other income (expense)	(17,879)	(21,157)	3,278
Net loss for the period	(3,381)	(115,949)	112,568

Revenues

We had revenues of $291,457 during the three months ended September 30, 2010 as compared to revenues of $346,130 during the three months ended September 30, 2009.  The decrease is a result of normal fluctuations expected in our operations.

Depreciation and amortization

Depreciation and amortization decreased by $1,138 for the three months ended September 30, 2010.

Salaries and wages

The $4,256 increase in salaries and wages for the three months ended September 30, 2010 was primarily due to normal fluctuations in our operations.  We expect our salaries and wages to increase as we continue to acquire insurance agencies.

General and administrative

The $167,081 decrease in general and administration for the three months ended September 30, 2010 was primarily due to decreases in costs related to acquisitions of insurance agencies.  We made acquisitions throughout 2009 and have not made an acquisition as of September 30, 2010.  Also, decrease costs the company previously incurred to complete the reverse acquisition and administrative costs of being a reporting company have contributed to this decrease.

Results of Operations – Nine months Ended September 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the nine month period ended September 30, 2010 which are included herein.

Our operating results for the nine months ended September 30, 2010, for the nine months ended September 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Nine months Ended September 30, 2010 $	Nine months Ended September 30, 2009 $	Change Between Nine Month Period Ended September 30, 2010 and September 30, 2009 $
Revenue	955,225	949,745	5,480
Depreciation and amortization	100,830	104,495	(3,665)
Salaries and wages	584,241	508,440	75,801
General and administrative	395,208	444,959	(49,751)
Other income (expense)	(73,226)	(64,013)	9,213
Net loss for the period	(197,235)	(172,096)	(25,139)

Revenues

We had revenues of $955,255 during the nine months ended September 30, 2010 as compared to revenues of $949,745 during the nine months ended September 30, 2009.  The increase is a result of expected increases in revenue related to our continued acquisition of insurance agencies made during fiscal year ended December 31, 2009.

Depreciation and amortization

Depreciation and amortization decreased by $3,665 for the nine months ended September 30, 2010.

Salaries and wages

The $75,801 increase in salaries and wages for the nine months ended September 30, 2010 was primarily due to the acquisitions the company has made during fiscal year ended December 31, 2009.

General and administrative

The $49,751 decrease in general and administration for the nine months ended September 30, 2010 was primarily due to decreases in costs related to acquisitions of insurance agencies.  We made acquisitions throughout 2009 and have not made an acquisition as of September 30, 2010.  Also, decrease costs the company previously incurred to complete the reverse acquisition and administrative costs of being a reporting company have contributed to this decrease.

Liquidity and Financial Condition

Working Capital

	At September 30, 2010	At December 31, 2009

Current assets	$153,212	$405,954
Current liabilities	357,231	471,064
Working capital	$(204,019)	$(65,110)

Cash Flows

	Nine months Ended
	September 30
	2010	2009
Cash flows provided by (used in) operating activities	$140,696	$143,104
Cash flows provided by (used in) investing activities	Nil	Nil
Cash flows provided by (used in) financing activities	(109,796)	(15,554)
Increase (decrease) in cash and cash equivalents	$(250,492)	$(158,658)

Operating Activities

Net cash used in operating activities was $140,696 for the nine months ended September 30, 2010 compared with cash used in operating activities of $143,104 in the same period in 2009.  We have realized a significant decrease in agency bill insurance activity which has resulted in a significant decrease in our restricted cash account balances.  This led to a cash decrease of $70,359 during the nine months ended September 30, 2010.

Investing Activities

Net cash provided by investing activities was $Nil for the nine months ended September 30, 2010 compared to net cash used in investing activities of $Nil in the same period in 2009.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2010 was $109,796 compared to net cased used in financing activities of $15,554 for the nine months ended September 30, 2009.  The decrease was mainly attributable to the repayment of notes payable of $303,490 offset by net borrowings from related parties of $206,302 during the nine months ended September 30, 2010.

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

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our company has incurred a net loss of $197,235 for the nine month period ended September 30, 2010 [2009 - $172,096]. Our company has generated revenue, however we have a substantial accumulated deficit and negative working capital of $204,019 as at September 30, 2010 [2009 - $65,110].  We require additional funds to maintain our existing operations and to acquire new business assets.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms.  The outcome of these matters cannot be predicted at this time.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report due to the fact that we are not able to maintain adequate segregation of duties and we lack an audit committee.  We have plans to address these material weaknesses as funds become available to do so.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.                      Legal Proceedings

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

We have had modest revenues to date. We had a net loss of $197,235 for the nine months ended September 30, 2010 and a net loss of $172,096 for the nine months ended September 30, 2009. As of September 30, 2010, we had cash of $45,954 and a working capital deficit of $204,019.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default upon Senior Securities

None.

Item 4.                      [Removed and Reserved]

Item 5.                      Other Information

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

Item 6.                      Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 filed on August 27, 2007)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form SB-2 filed on August 27, 2007)
3.3	Certificate of Amendment of the Nevada Secretary of State changing the name of the company to Leeward Group Holdings Inc. (Incorporated by reference to our Form 8-K filed on September 13, 2010)

(10)	Material Contracts
10.1	Share Exchange Agreement dated May 28, 2010 with Leeward Group, Inc. (Incorporated by reference to our Form 425 filed on June 9, 2010)
10.2	Agreement of Sale between Sangamon Associates, Inc., and Flagship Insurance, Inc. (Incorporated by reference to our Form 425 filed on June 9, 2010)
10.3
Agreement of Sale between Leeward Group, Inc. and its wholly owned subsidiaries Sangamon Associates, Inc., Flagship Insurance Agency, Inc., and Brady-Rogers Inc. (Incorporated by reference to our Form 425 filed on June 9, 2010)

10.4
Agreement of Sale between Leeward Group, Inc. and its wholly owned subsidiaries Sangamon Associates, Inc., Flagship Insurance Agency, Inc., and Waughtal - D. P. Domestic and International Insurance, LLC. (Incorporated by reference to our Form 425 filed on June 9, 2010)

(21)	Subsidiaries
21.1	Sangamon Associates, Inc. a New Jersey corporation Flagship Insurance Agency, Inc., a Massachusetts corporation

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPLE SECURITY INTERNATIONAL INC.
(Registrant)
Dated: November 22, 2010	/s/ Kevin M. Coughlin
Kevin M. Coughlin
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)