Form 10-K
period 2010-12-31
LEEWARD GROUP HOLDINGS INC.
filed 2011-04-14
CIK 1410690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2010
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number 333-145730

LEEWARD GROUP HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0538119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 S. Main Street, Suite A300, Pennington, New Jersey	08543
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	609.216.7938

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
N/A
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).

Yes  No ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2010 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
100,000,000 as of April 12, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.              Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Leeward Group Holdings Inc. and our subsidiaries, unless otherwise indicated.

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

However, we have not been able to achieve commercially viable operations for our proposed security company business and as a result had been investigating further opportunities to maintain and enhance shareholder value.

On May 28, 2010, we entered into a share exchange agreement with Leeward Group, Inc., a Delaware corporation, and the shareholders of Leeward Group, Inc. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common shares in the capital of Leeward Group, Inc. also occurred on May 28, 2010.  In accordance with the closing of the share exchange agreement, we issued 65,000,000 shares of our common stock to the former shareholders of Leeward Group, Inc. in exchange for the acquisition, by our company, of all of the 12,105,802 issued and outstanding shares of Leeward Group, Inc.

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

Competition

Competition in the insurance intermediary sector is based on quality of service, price of insurance premiums, policy coverage and innovation.   Overall the insurance intermediary industry is a highly competitive industry with multiple distribution channels.  There are numerous firms providing insurance intermediary services: brokers, financial institutions, independent insurance agents, and insurance companies through direct sales, internet sales and captive insurance agents.  A number of large regionally based insurance intermediaries with substantially greater resources and market presence compete with us in the northeast United States and elsewhere.

In 2009, the US Insurance Industry had net premiums written of $934 billion with approximately, 45% in Property and Casualty insurance premiums written and 55%  in Life and Health insurance premiums.  There were 2,737 Property and Casualty insurance companies and 1,106  Life and Health insurance companies in the United States.  There are 2.2 million people employed in the insurance industry with 886,700 employed in the insurance intermediary sector. It is estimated, Independent Insurance Agents and Brokers of America in their 2008 Agency University Study released in 2009 that there are approximately 37,500 independent insurance agencies in the United States.  Of that it is estimated that 17% of the independent insurance agencies (6,375) had commission revenue less than $150,000; 54% of the agencies (20,250) had commission revenues between $150,000 and $1.25 million.   It is further estimated that 13% of the agencies (4,875) had revenues between $1.25 million and $2.5 million; and 14% of the agencies (5,250) had revenues between $2.5 million and $10 million.

The distribution of insurance distribution channels are segmented as follows: direct sales- insurance company sales to customers; captive insurance agency- agencies owned by or franchised by insurance companies that market the insurance company’s products and services; and the independent insurance agency- agencies that are independently owned that market multiple products for multiple insurance companies, and Internet.

Distribution

Our products are distributed through our retail agencies and insurance producers; and our insurance programs are distributed on a wholesale basis through non-affiliated insurance agencies and associations.

We market our products through referrals, signage, electronic marketing through the internet, lead and appointment setting services.  Our internet capabilities allow us to provide an insurance indication for a potential customer in minutes.

We are licensed individually or corporately in 50 states with offices in New Jersey, New York, Rhode Island and Massachusetts.

Governmental Regulations

The insurance industry is a state-regulated industry.  Insurance laws are enacted, amended and adjudicated on a state level.  Given our business is concentrated in a few states, we have a greater risk exposure to unfavorable changes in the regulatory environment, laws, judicial decisions, adverse economic conditions, natural or other disasters in those states than more geographically diversified insurance intermediaries.

We are licensed individually or corporately in 50 states with offices in New Jersey, New York, Rhode Island and Massachusetts.  We and/or designated employees must be licensed to act as agents or brokers by state regulatory authorities in states in which we conduct business.  Regulations and are often complex and vary by state.  All applicable laws and regulations are subject to interpretation, change and/or amendment by the individual state regulatory and/or legislative governing bodies.  Such regulatory authorities have broad discretion as to granting, renewing and revoking licenses; issuing fines and/or penalties.  The possibility exists that we and/or our employees could be excluded or temporarily suspended from conducting insurance intermediary services and/or all of our activities by a particular state.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Employees

As of December 31, 2010 we had 13 full time equivalent employees employed in our subsidiaries.  None of our employees are represented by a labor union, and we consider our relations with our employees to be satisfactory.

Customers

For the year ended December 31, 2010, approximately 21.4%, of our total revenues were derived from insurance policies underwritten by four separate insurance companies. If one or more of these insurance companies were to seek to terminate their contract with us, we believe that other insurance companies are available to underwrite the business, although some additional expense and loss of market share could possibly result. No other insurance company accounts for 5% or more of our total revenues.   No material part of our insurance agency and program business is attributable to a single customer.  During 2010, commissions and fees from our largest single customer represented one percent of the total commissions and fees revenue.

Subsidiaries

As of the date of this Annual Report, we had three subsidiaries, Leeward Group, Inc., Sangamon Associates, Inc. and Flagship Insurance Agency, Inc.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Item 1A.                      Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Related to our Business

Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our company’s profitability.

Our company derives much of its revenue from commissions and fees for its brokerage services. Our company does not determine the insurance premiums on which its commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. Because of these market cycles for insurance product pricing, which we cannot predict or control, its brokerage revenues and profitability can be volatile or remain depressed for significant periods of time.

As traditional risk-bearing insurance companies continue to outsource the production of premium revenue to non-affiliated brokers or agents such as our company, those insurance companies may seek to reduce further their expenses by reducing the commission rates payable to insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our company’s profitability. Because we do not determine the timing or extent of premium pricing changes, our company cannot accurately forecast its commission revenues, including whether they will significantly decline. As a result, our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures may have to be adjusted to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of its operations.

In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance. While our company historically has been able to participate in certain of these activities on behalf of its customers and obtain fee revenue for such services, there can be no assurance that our company will realize revenues and profitability as favorable as those realized from its traditional brokerage activities.

Our company faces significant competitive pressures in each of its businesses.

The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals on a global basis who actively compete with our company in one or more areas of its business. Our company competes with many firms that are significantly larger than our company, in terms of revenues, in the brokerage markets. In addition, there are various other competing firms that operate nationally or that are strong in a particular region or locality and may have, in that region or locality, an office that is as large as or larger than, in terms of revenues, the particular local office of our company. We believe that the primary factors determining its competitive position with other organizations in its industry are the quality of the services rendered and the overall costs to its clients. Losing business to competitors offering similar products at lower prices or having other competitive advantages would adversely affect our business.

In addition, the increase in competition due to new legislative or industry developments could adversely affect our company. These developments include:

•	An increase in capital-raising by insurance underwriting companies, which could result in new capital in the industry, which in turn may lead to lower insurance premiums and commissions;

•	The selling of insurance by insurance companies directly to insureds without the involvement of a broker or other intermediary;

•	Changes in our business compensation model as a result of regulatory developments;

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

New competition as a result of these or other competitive or industry developments could cause the demand for our products and services to change, which could in turn adversely affect our results of operations and financial condition.

The current disruption in the global credit markets and instability of financial systems, and a continuation or worsening of the current economic recession, may adversely affect our results of operations and financial condition.

The current disruption in the global credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets have created increasingly difficult conditions for financial institutions and certain insurance companies. These conditions include significant losses, greater volatility, significantly less liquidity, widening of credit spreads and a lack of price transparency in certain markets. These conditions have resulted in the failure of a number of financial institutions and unprecedented action by governmental authorities and central banks around the world, including investing in or lending money to financial institutions and insurance companies that are perceived to need additional capital. It is difficult to predict how long these conditions will persist and the extent to which we market, products and business will be adversely affected.

These unprecedented disruptions in the credit and financial markets and the resulting impact on a number of financial institutions have limited access to capital and credit for many companies. The failure of a lender could adversely affect its ability to borrow on that facility, which over time could negatively impact our ability to consummate significant acquisitions or make other significant capital expenditures. Continued adverse conditions in the credit markets in future years could adversely affect the availability and terms of future borrowings, renewals or refinancings.

The disruptions in the credit and financial markets also led to a general deterioration in the economy, which could adversely impact our company in future years as a result of reductions in the overall amount of insurance coverage that its clients purchase due to reductions in their headcount, payroll, properties, and the market values of assets, among other factors. Such reductions could also adversely impact our commission revenues when exposure audits by the carriers are performed and if subsequent downward premium adjustments are determined. The income effects of subsequent premium adjustments are recorded when the adjustments become known, and, as a result, any improvement in our company’s results of operations and financial condition may lag an improvement in the economy. In addition, some of our clients may cease operations completely in the event of a prolonged deterioration in the economy, which would have an adverse effect on our results of operations and financial condition. Our company also has a significant amount of trade accounts receivable from some of the insurance companies with which it places insurance. If those insurance companies experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to our company, which could have a significant adverse impact on our consolidated financial condition and results of operations. In addition, if a significant insurer fails or withdraws from writing certain insurance coverages that we offer our clients, overall capacity in the industry could be negatively affected, which could reduce our placement of certain lines and types of insurance and, as a result, reduce its revenues and profitability. The failure of an insurer with whom our company places business could also result in errors and omissions claims by our clients, which could adversely affect our results of operations and financial condition.

Our company has historically engaged in a number of acquisitions of insurance brokers and agencies. We may not be able to continue to implement such an acquisition strategy in the future and there are risks associated with such acquisitions.

In the past several years, we have completed numerous acquisitions of insurance brokers and agencies and may continue to make such acquisitions in the future. Our company’s acquisition program has been an important part of its historical growth and we believe that similar acquisition activity will be critical to maintaining comparable growth in the future. Failure to successfully identify and complete acquisitions likely will result in our company achieving slower growth. Moreover, even if we are able to identify appropriate acquisition targets, we may not be able to execute acquisition transactions on favorable terms or integrate such targets following acquisition in a manner that allows our company to realize the anticipated benefits of such acquisitions. Additionally, we may incur or assume unanticipated liabilities or contingencies in connection with its acquisitions. If any of these developments occur, our results of operations could be adversely affected.

We have incurred net losses since commencing business and expect losses to continue for the foreseeable future.

We have had modest revenues to date. We had a net loss of $244,522 for the year ended December 31, 2010 and a net loss of $242,957 for the year ended December 31, 2009. As of December 31, 2010, we had cash of $14,250 and a working capital deficit of $231,146.

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

Item 1B.                      Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.              Properties

Offices

As of the date of this Annual Report, our executive office is located at 65 S. Main Street Suite A-300 Pennington NJ 08534 and our administrative, and operating offices are located at 651 Orchard Street Suite 301, New Bedford MA 02744. We lease approximately 2,125 square feet at a cost of $1,342 per month. We believe these facilities are adequate for our current needs and that alternate facilities on similar terms would be readily available if needed.

We have five locations in the northeastern United States.  We have one location in New Jersey approximately 800 square feet; one location New York approximately 600 square feet; one location Rhode Island approximately 1,400 square feet; and two locations in Massachusetts 600 square feet and 2,125 square feet respectively.

Item 3.              Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.                      (Removed and Reserved)

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “PCPZ.” The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2010	$0.06	$0.0031
September 30, 2010	$0.1301	$0.03
June 30, 2010	N/A(2)	N/A(2)
March 31, 2010	$0.80	$0.70
December 31, 2009	$0.80	$0.80
September 30, 2009	N/A(3)	N/A(3)
June 30, 2009	N/A(3)	N/A(3)
March 31, 2009	N/A(3)	N/A(3)
December 31, 2008	N/A(3)	N/A(3)

(1)     Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)     There were no trades during this period.

(3)     Our first trade did not occur until November 16, 2009.

Our common shares are issued in registered form. Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014  (Telephone: 702-818-5898; Facsimile: 702-974-1444) is the registrar and transfer agent for our common shares.

On March 21, 2011, the shareholders' list showed 47 registered shareholders and 100,000,000 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We have not approved or adopted any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2010 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2010.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2010.

Item 6.              Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Statements contained herein which are not historical facts are forward-looking statements, including statements relating to our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Results of Operations

We have conducted no material operations during the period ended December 31, 2010, and do not have any present operations.  During the period ended December 31, 2010, we generated no revenues.  Accordingly, a discussion of our results of operations is not meaningful and will not be presented herein.

The following table provides selected financial data about our company as of and for the period ended December 31, 2010 and the year ended December 31, 2009.

Balance Sheet Data:	December 31, 2010	December 31, 2009

Cash	$14,250	$183,361
Total assets	$667,082	$1,040,711
Total liabilities	$938,327	$1,067,434
Stockholders’ equity	$667,082	$1,040,711

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2010, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operative revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.  We will be required to raise additional capital over the next twelve months to meet our ongoing expenses.

Plan of Operation and Cash Requirements

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

Our estimated negative cash flow from operations is estimated to be approximately $90,000 and our cash position as at December 31, 2010 is $14,250.   We will need additional funds to meet our working capital requirements over the twelve month period.  We anticipate that we will have to raise additional funds through private placements of our equity securities and/or debt financing to complete our business plan. There is no assurance that the financing will be completed as planned or at all.  We have not yet been successful raising the funding necessary to proceed with our business plan.  If we are unable to secure adequate capital to continue our planned operations, our shareholders may lose some or all of their investment and our business may fail.

Results of Operations – Year Ended December 31, 2010 and Year Ended December 31, 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2010, which are included herein.

Our operating results for the year ended December 31, 2010, for the year ended December 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Change Between Year Ended December 31, 2009 and Year Ended December 31, 2010
Revenue	$1,273,159	$1,266,304	$6,855
Salaries and Wages	724,894	664,598	60,296
Depreciation and Amortization	134,408	139,545	(5,137)
General and Administrative	575,699	552,043	23,656
Other Expenses	82,680	113,075	(30,395)
Net Loss	$244,522	$242,957	$(1,565)

Our accumulated losses increased to $760,169 as of December 31, 2010. Our financial statements report a net loss of $244,522 for the year ended December 31, 2010 compared to a net loss of $242,957 for the year ended December 31, 2009. Our losses have increased primarily as a result of expected fluctuations in our business.

Our total liabilities as of December 31, 2010 were $938,327 as compared to total liabilities of $1,067,434 as of December 31, 2009.  The decrease was due to us reducing our capital lease liabilities and its note payable.

Liquidity and Financial Condition

Working Capital

	At December 31, 2010	At December 31, 2009
Current assets	$167,016	$405,954
Current liabilities	398,162	471,064
Working capital (deficit)	$(231,146)	$(65,110)

Cash Flows

	At December 31, 2010	At December 31, 2009
Cash flows provided by (used in) operating activities	$(119,186)	$(89,272)
Cash flows provided by (used in) investing activities	-	(20,000)
Cash flows provided by (used in) financing activities	(127,611)	64,995
Net increase (decrease) in cash during period	$(246,797)	$(44,277)

Operating Activities

Net cash used by operating activities was $119,186 during the year ended December 31, 2010 compared with net cash used in operating activities of $89,272 during the year ended December 31, 2009.  The increase in use of cash of $29,914 in operating activities is mainly attributable to a decrease in premiums in trust and an increase in commissions receivable offset by an increase in accounts payable.

Investing Activities

Net cash used in investing activities was $Nil in during the year ended December 31, 2010 compared to net cash used in investing activities of $20,000 during the year ended December 31, 2009.  The decrease was due to the fact that we did not make any acquisitions in 2010.

Financing Activities

Net cash used in financing activities was $127,611 during the year ended December 31, 2010 compared to $64,995 provided by financing activities during the year ended December 31, 2009.  This decrease is due to our paying down its liabilities.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2010, we had accumulated losses of $760,169 since inception, has a working capital deficiency of $231,146.  We intend to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2011.  The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about the company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries, Leeward Group, Inc., and  its wholly owned subsidiary Sangamon Associates, Inc along with its wholly-owned subsidiary Flagship Insurance Agency, Inc. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Our company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the US. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. We have not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2010 and 2009, no excess existed.

As of December 31, 2010 and 2009 the company had $14,250 and $183,361 of cash and cash equivalents, respectively.

Fixed Assets

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 7 years for furniture, fixtures, machinery and equipment.  Leasehold improvements are amortized over the lesser of the term of the lease or the economic life of the asset.

Long-lived Assets

Our company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, our company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Fair Value of Financial Instruments

On January 1, 2008, our company adopted ASC 820, “Fair Value Measurements. ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2010 and 2009.

Revenue Recognition

The company recognizes revenue according to ASC 740, when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable and collectability is reasonably assured.  These criteria are typically met when a policy is signed.  When policies are signed, the company enters the sales into its policy management and tracking system which is when revenue is recognized.  Returns are booked as contra-revenue and are generally less than 1% of all sales and thus no reserve or estimate of returns is recorded.  Cash for sales is either collected up-front in the form of a non-refundable deposit which is greater than the commission portion due to the company.  The remaining sales are remitted on a monthly basis from the insurance providers.  No allowance for doubtful accounts is recorded as all remittances are made from the insurance providers directly; revenue is not recognized on cancelled policies.

Income Taxes

Our company applies ASC 740, which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in thefinancial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

Our company adopted ASC 740, at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on our company’s financial statements.

Stock-Based Compensation

Our company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending  arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.                      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Leeward Group Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Leeward Group Holdings, Inc., as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Leeward Group, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had losses from operations of $244,522, an accumulated deficit of $760,169, and working capital deficit of $229,597, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
March 31, 2011

LEEWARD GROUP HOLDINGS, INC.
(FKA Principle Security International, Inc.)
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2010	2009
CURRENT ASSETS
Cash	$14,250	$183,361
Restricted cash	35,399	113,085
Commissions receivable	117,367	102,841
Prepaid expenses	-	6,667

Total Current Assets	167,016	405,954

PROPERTY AND EQUIPMENT, net	500	8,049

OTHER ASSETS
Intangible assets, net	499,566	626,708

TOTAL ASSETS	$667,082	$1,040,711

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$66,582	$24,201
Premiums in trust	37,146	96,122
Capital leases	1,637	17,586
Related party note payable	239,282	33,590
Short-term notes payable	-	249,901
Notes payable, current portion	53,515	49,664

Total Current Liabilities	398,162	471,064

LONG-TERM LIABILITIES
Notes payable, net of current portion	540,165	596,370

TOTAL LIABILITIES	938,327	1,067,434

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; $0.0001 par value,100,000,000 shares
authorized; 100,000,000 and 65,000,000 shares issued
and outstanding, respectively	1,000	650
Additional paid-in capital	487,924	488,274
Accumulated deficit	(760,169)	(515,647)

Total Stockholders' Equity (Deficit)	(271,245)	(26,723)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$667,082	$1,040,711

The accompanying notes are an integral part of these financial statements.

LEEWARD GROUP HOLDINGS, INC.
(FKA Principle Security International, Inc.)
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2010	2009

REVENUES	$1,273,159	$1,226,304

OPERATING EXPENSES

Depreciation and amortization	134,408	139,545
Salaries and wages	724,894	664,598
General and administrative	575,699	552,043

Total Operating Expenses	1,435,001	1,356,186

OPERATING INCOME (LOSS)	(161,842)	(129,882)

OTHER INCOME (EXPENSE)

Loss on disposal of assets	(283)	-
Interest income	178	252
Interest expense	(82,575)	(113,327)

Total Other Income (Expense)	(82,680)	(113,075)

NET LOSS BEFORE INCOME TAXES	(244,522)	(242,957)

INCOME TAX EXPENSE	-	-

NET LOSS	$(244,522)	$(242,957)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
NUMBER OF SHARES OUTSTANDING	85,808,219	65,000,000

The accompanying notes are an integral part of these financial statements.

LEEWARD GROUP HOLDINGS, INC.
(FKA Principle Security International, Inc.)
Consolidated Statements of Stockholders' Equity (Deficit)

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2008	65,000,000	$650	$449,450	$(272,690)	$177,410

Value of beneficial conversion feature	-	-	38,824	-	38,824

Net loss for the year
ended December 31, 2009	-	-	-	(242,957)	(242,957)

Balance, December 31, 2009	65,000,000	650	488,274	(515,647)	(26,723)

Recapitalization pursuant to
reverse merger	35,000,000	350	(350)	-	-

Net loss for the year
ended December 31, 2010	-	-	-	(244,522)	(244,522)

Balance, December 31, 2010	100,000,000	$1,000	$487,924	$(760,169)	$(271,245)

The accompanying notes are an integral part of these financial statements.

LEEWARD GROUP HOLDINGS, INC.
(FKA Principle Security International, Inc.)
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2010	2009
OPERATING ACTIVITIES

Net loss	$(244,522)	$(242,957)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	134,408	139,545
Loss on disposal of asset	283	-
Amortization of beneficial conversion feature	15,099	23,725
Changes in operating assets and liabilities
Commissions receivable	(14,526)	(37,581)
Prepaid expenses	6,667	13,333
Accounts payable and accrued expenses	42,381	6,440
Premiums in trust	(58,976)	8,223

Net Cash Used in Operating Activities	(119,186)	(89,272)

INVESTING ACTIVITIES

Business acquisitions	-	(20,000)

Net Cash Used in Investing Activities	-	(20,000)

FINANCING ACTIVITIES

Repayment of capital leases	(15,949)	(16,464)
Proceeds from related party note	210,000	-
Repayment of related party note	(4,308)	(4,728)
Proceeds from notes payable	-	870,000
Repayments of notes payable	(317,354)	(783,813)

Net Cash Used in Financing Activities	(127,611)	64,995

NET DECREASE IN CASH	(246,797)	(44,277)
CASH AT BEGINNING OF YEAR	296,446	340,723

CASH AT END OF YEAR	$49,649	$296,446

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$61,113	$76,269
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these financial statements.

LEEWARD GROUP HOLDINGS, INC.
(FKA Principle Security International, Inc.)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 1 – NATURE OF OPERATIONS

Leeward Group Holdings, Inc, (the “Company”) was incorporated under the laws of the State of Nevada on November 27, 2006.  The Company through its subsidiaries operates as a general insurance agency that markets and sells insurance products, including property and casualty insurance products as well as life, health and group health insurance products.  The Company has one wholly-owned subsidiary, Leeward Group, Inc. which it acquired through a share exchange entered into on May 28, 2010.  Leeward Group, Inc. has one wholly-owned subsidiary, Sangamon Associates, Inc., which it acquired through a share exchange entered into on October 30, 2008.  Sangamon Associates, Inc has its own wholly-owned subsidiary, Flagship Insurance Agency, Inc. the assets of which it acquired on August 1, 2007.  The financial statements are prepared on a consolidated basis.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sangamon Associates, Inc along with its wholly-owned subsidiary Flagship Insurance Agency, Inc. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the US. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2010 and 2009, no excess existed. As of December 31, 2010 and 2009 the Company had $14,250 and $183,361 of cash and cash equivalents, respectively.

Fixed Assets
Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 7 years for furniture, fixtures, machinery and equipment.  Leasehold improvements are amortized over the lesser of the term of the lease or the economic life of the asset.

LEEWARD GROUP HOLDINGS, INC.
(FKA Principle Security International, Inc.)
Notes to Financial Statements
December 31, 2010 and 2009

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $4,274 and $-0- in advertising expense for the years ended December 31, 2010 and 2009, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Fair Value of Financial Instruments
On January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements. ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

▪	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
▪
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

▪	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2010 and 2009.

Revenue Recognition
The Company recognizes revenue according to ASC 740, when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable and collectability is reasonably assured.  These criteria are typically met when a policy is signed.  When policies are signed, the Company enters the sales into its policy management and tracking system which is when revenue is recognized.  Returns are booked as contra-revenue and are generally less than 1% of all sales and thus no reserve or estimate of returns is recorded.  Cash for sales is either collected up-front in the form of a non-refundable deposit which is greater than the commission portion due to the Company.  The remaining sales are remitted on a monthly basis from the insurance providers.  No allowance for doubtful accounts is recorded as all remittances are made from the insurance providers directly, revenue is not recognized on cancelled policies, and the historical collection rate has effectively been 100%.

LEEWARD GROUP HOLDINGS, INC.
(FKA Principle Security International, Inc.)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company adopted ASC 740, at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements.

Stock-Based Compensation
The Company records stock-based compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

LEEWARD GROUP HOLDINGS, INC.
(FKA Principle Security International, Inc.)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending  arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

LEEWARD GROUP HOLDINGS, INC.
(FKA Principle Security International, Inc.)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 3 – GOING CONCERN

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

NOTE 4 – RESTRICTED CASH AND PREMIUMS IN TRUST

As normal part of its business, the Company receives customer deposits that are to be remitted to the insurance carriers.  In some cases the customers pay the entire policy upfront or a portion of the policy as a down payment.  These funds are directly billed by the Company then remitted to the insurance carriers are typically held for an average of 30 days before being remitted to the insurance carriers.  However, before remittance, the Company deducts a commission percentage earned, which averages 15% of the collected amounts.  The remaining amounts being remitted are classified as restricted cash with an offset to current liabilities.  The Company records the amount to a liability account called premiums in trust to offset the restricted cash held in the Company’s trust accounts.

As of December 31, 2010 and 2009 the Company had $35,399 and $113,085 in restricted cash and $37,146 and $96,122 in premiums in trust.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Furniture & Office Equipment	$1,500)	$2,100)
Leased equipment	49,447)	49,447)
Total Property and Equipment	51,429)	51,547)
Less: Accumulated Depreciation	(50,447)	(43,498)
Net Property and Equipment	$500)	$8,049)

LEEWARD GROUP HOLDINGS, INC.
(FKA Principle Security International, Inc.)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 6 – ACQUISITIONS

Year ended December 31, 2009
On October 30, 2008, Leeward Group, Inc. and Sangamon Associates Inc. (“Sangamon”) entered into a share exchange agreement wherein Sangamon gave to the Company 100% of the 200 shares issued and outstanding in exchange for 10,606,000 of the Company’s common stock.    Due to the fact that both entities are under common control, i.e. the sole shareholders of the Company (Kevin Coughlin, CEO and William Cleave, President) were also the sole shareholders of Sangamon, the Company is required to account for this transaction as a pooling of interest, referenced in ASC 805-10.

The standard refers to APB 16 for detail on how to account for a transaction according to the pooling-of-interest method.  Under that standard the Company accounted for the share exchange agreement by recording assets and liabilities of the separate companies as the recorded assets and liabilities of the combined corporation.  The combined corporation has appropriately recorded the historical-cost based amounts of the assets and liabilities of the separate companies because the existing basis of accounting continues.  The stockholders' equities of the separate companies were also combined as a part of the pooling-of-interests method of accounting. The combined corporation recorded as capital the capital stock and additional paid-in capital of the separate companies. Additionally, retained earnings of the separate companies were combined and recognized as retained earnings of the combined corporation. The amount of outstanding shares of stock of the combined corporation at par exceeded the total amount of capital stock of the combined company. Thus the excess was deducted from the combined additional balance in paid-in capital.

The Company reported results of operations for the period in which the combination occurs as though the companies had been combined as of the beginning of the period. Results of operations for that period thus comprise those of the separate companies combined from the beginning of the period to the date the combination is consummated and those of the combined operations from that date to the end of the period. All effects of intercompany transactions from operations before the date of combination reports operations before and after the date of combination were eliminated.

Finally, balance sheets and other financial information of the separate companies as of the beginning of the period have been presented as though the companies had been combined at that date. Financial statements and financial information of the separate companies presented for prior years have also been restated on a combined basis to furnish comparative information. All restated financial statements and financial summaries indicate clearly that financial data of the previously separate companies are combined.

On December 17, 2009 the Company acquired the book of business (the “Assets”) of Waughtal Insurance Agency (“Waughtal”).  Pursuant to the agreement, the Company agreed to pay Waughtal 1) $20,000 at the date of the sale and 2) $20,000 to be paid in ten equal payments starting on January 25th.  Also pursuant to the agreement, the payments outlined above are contingent upon the minimum commission revenue of the Assets acquired to be in excess of $75,000 for the most recent 12 month period of the payment.  In the event that the book of business is less than 90 percent of the said amount, the payments will be reduced by 0.53 times the difference of current twelve months.

LEEWARD GROUP HOLDINGS, INC.
(FKA Principle Security International, Inc.)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 6 – ACQUISITIONS (CONTINUED)

Year ended December 31, 2009 (continued)
The Company has valued the assets acquired based on the $40,000 purchase price and recorded it as an intangible asset.  The Company amortizes this asset over its estimated useful life of 7 years.  As of December 31, 2010 and 2009 the Company has recognized amortization expense of $5,716 and $219, respectively.

Year ended December 31, 2008
On December 31, 2008, the Company acquired the book of business (the “Assets”) of Brady Rogers, Inc (“Brady Rogers”) located in Warwick, Rhode Island.   Pursuant to the agreement, the Company agreed to pay Brady Rogers, Inc. 1) $125,000 at the date of the sale, 2) $25,000 to be paid on December 31, 2009 or the anniversary date, 3) 25 percent commissions received by the Company from insurance companies for which the business was placed for the next 12 months following the closing, 4) 30 percent commissions received by the Company from insurance companies for which the business was placed for the subsequent 36 months following  the anniversary of the closing, 5) 50 percent of profit contingency income received from the assets acquired during the four year payout period (if any is received), and 6) the Company will purchase and pay two 5-year term life insurance policies with a face amount of $500,000 each.  The Company also assumed three capital leases valued at a total of $13,299.

The Company has valued the assets acquired based on the $150,000 purchase price and recorded it as an intangible asset.  The Company amortizes this asset over its estimated useful life of 7 years.  As of December 31, 2010 and 2009 the Company has recognized amortization expense of $21,428 and $21,429 respectively.

Impairment of Intangible Assets
Company management reviews the carrying value of all intangible assets on an annual basis or when events transpire that may require impairment.  For the year ended December 31, 2008, the Company relied on a third-party valuation of the fair value of the combined assets of Leeward Group, Inc.  This valuation yielded a fair value for Leeward Group, Inc. in excess of $1,800,000 as of March 31, 2009.

The appraisal was based primarily on a discounted future cash flow valuation.  Cash flow is based on recast net income, which is net income less depreciation, amortization and non-recurring charges.  The non-recurring charges consist of loan origination and closing fees along with fees incurred during the acquisitions made during the year.  Management uses a conservative 2-3 percent growth rate when in actuality revenue growth has outpaced this estimate.  The discount rate is equal the incremental borrowing cost to the Company.

Impairment of Intangible Assets
As of December 31, 2010 the Company performed an evaluation of the fair value of the assets held by updating the model used in the evaluation for the results of the Company during the year ended December 31, 2010.  Based on this evaluation, the Company determined that there has been no decrease in the fair value of the assets, and that the carrying value of the Company’s intangible assets do not exceed their fair value.

LEEWARD GROUP HOLDINGS, INC.
(FKA Principle Security International, Inc.)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 7 – CAPITAL LEASES

As part of the asset purchases the Company assumed the existing leases owned by the various offices.  The Company evaluated these leases at the time of purchase and because they contain beneficial by-out options at the end of the lease, they have been classified as capital leases.   The Company has used the discounted value of future payments as the fair value of these assets and has recorded the discounted value of the remaining payments as a liability.

As of December 31, 2010 and 2009 the net book value of these leased assets is $-0- and $6,649 as the Company recognizes $1,637 and $17,586 in remaining lease obligations.  At December 31, 2010, aggregate monthly payments required under the capital leases total $4,759.  Total future minimum lease payments under capitalized lease obligations together with the net minimum lease payments as of December 31, 2009, are as follows:

Year Ended December 31, 2010
2011	$1,637
2012	-
2013	-
2014	-
2015	-
Thereafter	-
1,637
Less Interest Portion	125
Net value of payments	1,763
Current Maturities	1,763
Long-term Obligations	$-

NOTE 8 – RELATED PARTY NOTES PAYABLE

During the years ended December 31, 2010 and 2009, the Company had borrowed a total of $239,282 and $33,590 from related parties.  These notes bear no interest, are unsecured and are due on demand.

NOTE 9 – NOTES PAYABLE

As of December 31, 2010 the Company had an SBA loan with an outstanding balance of $593,680.  The original note was entered into during October of 2009, had a principle balance was $650,000 at a fixed interest rate at the greater of 6% or prime+2.75%.  The loan matures on September 30, 2019 and is collateralized by the assets of the Company and all of its wholly owned subsidiaries.

As of December 31, 2009 the Company also owed the shareholders of Brady Rogers, Inc. $25,000 pursuant to the purchase agreement dated December 31, 2008. The note payable was paid in full during the year ended December 31, 2010.

On November 6, 2009 the Company entered into a convertible note payable with a third party.  Pursuant to the note agreement, the Company borrowed $220,000, including accrued interest, due on February 2, 2010, and convertible at a 15% discount to market price of the Company’s stock. This note was paid in full on July 1, 2010.

LEEWARD GROUP HOLDINGS, INC.
(FKA Principle Security International, Inc.)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 9 – NOTES PAYABLE (CONTINUED)

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, the BCF was valued at $38,824.  The BCF has been recorded as a discount to the debenture payable and to Additional Paid-in Capital.

In accordance with ASC 470, the Company is amortizing the BCF over the life of the contract, which is 90 days.  As of December 31, 2009 the Company has recognized $23,725 in amortization which has been charges to interest expense resulting in a carrying value of $204,901 as of December 31, 2009. The note was paid in full during the year ended December 31, 2010 and the $15,099 balance of the BCF was amortized.

As of December 31, 2008 the Company had a note payable of $616,895 to CFG, LLC The original principle balance was $773,481with an interest at the greater of 10% per annum or prime rate plus 5% per annum adjusted on the first business day of the month with monthly principal and interest payments of $16,543.  The loan was to mature on August 10, 2012 and is collateralized by the assets of Sangamon Associates, Inc a wholly owned subsidiary of the Company.  During October 2009, the Company paid this balance in full from the proceeds of the SBA loan noted above.

As of December 31, 2008 the Company had a subordinated note payable of $150,000 to Brady Rogers, Inc. with an interest rate of 5% per annum with one payment of $125,000 due at closing of the Asset Purchase Agreement between the Company and Brady Rogers, Inc. for the assets of Brady Rogers and one payment of $25,000 due January 15, 2010.  The loan is collateralized, subordinated to any bank or third party financing source, by the assets of Brady Rogers, Inc.

At December 31, 2010, total future minimum payments required under all note payable agreements, excluding the capital lease obligations, are as follows:

Year Ended December 31, 2010
2011	$53,515
2012	55,701
2013	59,137
2014	62,784
2015	66,657
Thereafter	295,886
Total	$593,680

LEEWARD GROUP HOLDINGS, INC.
(FKA Principle Security International, Inc.)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 10 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.00001 per share and 100,000,000 shares of preferred stock at a par value of $0.00001 per share.  As of December 31, 2010 and 2009 there were 100,000,000 and 65,000,000 shares issued and outstanding, resprectively.

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

NOTE 11 – INCOME TAXES

The FASB has issued FASB ASC 740-10 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred tax assets and the valuation account are as follows:

	2010	2009
Deferred tax assets:
NOL carryover	$295,751	$201,688
Valuation allowance	(295,751)	(201,688)
Net deferred tax asset	$-	$-

LEEWARD GROUP HOLDINGS, INC.
(FKA Principle Security International, Inc.)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 11 – INCOME TAXES (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 41% to pretax income from continuing operations for the years ended December 31, 2010 and 2009. The components of income tax expense are as follows:

	2010	2009
Book income (loss)	$(100,254)	$(99,612)
Value of beneficial conversion feature	6,191	9,727
Valuation allowance	94,063	89,885
	$-	$-

Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $721,345  as of December 31, 2010, which may be offset against future taxable income through 2030. No tax benefit has been reported in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2010, 2009 and 2008.

NOTE 12 - COMMITMENTS & CONTINGENCIES

Operating Leases
The Company has entered into various operating lease agreements for its offices. The operating leases have terms which vary from month to month or from 1 to 5 years. The monthly rentals total $6,601. The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the five years subsequent to December 31, 2010:

Operating Leases

Year Ended
December 31, 2010
2011	$27,590
2012	16,140
2013	16,140
2014	16,140
2015	16,140
Thereafter	-
Total	$92,150

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $75,900 and $62,820 for the years ended December 31, 2010 and 2009, respectively.

LEEWARD GROUP HOLDINGS, INC.
(FKA Principle Security International, Inc.)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 12 - COMMITMENTS & CONTINGENCIES (CONTINUED)

Litigation
The Company may be involved from time to time in ordinary litigation that will not have a material effect on its operations or finances. The Company is not aware of any pending or threatened litigation, except as outlined below, against the Company or the Company's officers and directors in their capacity as such that could have a material impact on the Company's operations or finances.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

Item 9.              Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A.             Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 was not effective 2010 due to a lack of adequate segregation duties and no independent audit committe.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material affect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures were not effective as of December 31, 2010. There were no significant changes in our internal controls over financial reporting that occurred during the period covered in this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide on management’s report on this quarterly report.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

Item 9B.                      Other Information

On July 9, 2010, we approved a change of auditor from James Stafford, Chartered Accountants to Sadler, Gibb & Associates, LLC.  There were no disagreements with James Stafford, Chartered Accountants which were not resolved on any matters concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of James Stafford, Chartered Accountants, would have caused James Stafford, Chartered Accountants to make reference to the subject matter of the disagreements.  Complete details to the change of auditor were filed July 9, 2009 on our current report on Form 8-K.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Kevin Coughlin	President, Chief Executive Officer, Chief Financial Officer and Director	45	May 28, 2010
William Cleave	Vice President, Chief Operational Officer, Secretary and Director	45	May 28, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Kevin Coughlin – President, Chief Executive Officer, Chief Financial Officer and Director

Mr. Coughlin is the President and Chief Executive Officer of the company and Chairman of the Board.  Mr. Coughlin resides in Hartsdale New York.  Mr. Coughlin was one of the co-founders of Sangamon Associates, Inc. and Flagship Insurance Agency, Inc. the operating subsidiaries of the company.  He has worked in the insurance and industry for over 18 years, with the last 10 years primarily in insurance agency acquisitions.  Mr. Coughlin is a licensed life and health insurance broker.  Mr. Coughlin has a BS from Manhattan College and an MA from Fordham University.

William Cleave – Vice President, Chief Operational Officer, Secretary and Director

Mr. Cleave is the Senior Vice President and Chief Operating Officer of the company and a director of the board.  Mr. Cleave resides in Pennington, New Jersey.  Mr. Cleave was one of the co-founders of Sangamon Associates, Inc. and Flagship Insurance Agency, Inc. the operating subsidiaries of the Company.  He has worked in the insurance and industry for approximately  20 years, with the last 10 years primarily in reinsurance and risk management services.   Mr. Cleave is licensed as a property and casualty insurance agent or broker in 50 states and holds the commercial property casualty underwriter (“CPCU”) designation and Associate of Reinsurance (“ARe”) designation. Mr. Cleave has a BS from Bradley University.

Employment Agreements

We have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1.  A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.  Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.  Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.  Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.  Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.  Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding      by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.  Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following.

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Kevin M. Coughlin	1(1)	1	N/A
William Cleave	1(1)	1	N/A

(1)           The director or officer was late filing a Form 3, Initial Statement of Beneficial Ownership.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors.  We do not have a standing audit committee as we currently have limited working capital and no revenues. With our recent management change however, we have positioned ourselves with an audit committee financial expert and independent director should we be able to raise sufficient funding to execute our business plan.  With success we will form an audit, compensation committee and other applicable committees utilizing our directors expertise.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.                      Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2010 and 2009; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Kevin Coughlin(1) President, CFO, CEO	2010 2009	48,000 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	48,000 N/A
William Cleave(2) Vice President, Chief Operational Officer and Secretary	2010 2009	70,243 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	70,245 N/A
Charles Payne(3) Former President, Secretary, Treasurer	2010 2009	0 10,909	0 0	0 0	0 0	0 0	0 0	0 0	0 10,909

(1)	Mr. Coughlin was appointed President, Chief Financial Officer and Chief Executive Officer of our company on May 28, 2010.

(2)	Mr. Cleave was appointed Vice President, Chief Operational Officer and Secretary of our company on May 28, 2010.

(3)	Mr. Payne was appointed President, Secretary and Treasurer on November 27, 2006 and resigned all positions with our company on May 28, 2010.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

2010 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2010.

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2010 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 12, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Kevin Coughlin Hartsdale, NY	28,473,072	28.47%
William Cleave Pennington, NJ	28,473,072	28.47%
Digital Application Corp. Miami, FL	8,053,856	8.05%
Directors and Executive Officers as a Group(1)	56,946,144	56.95%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 12, 2011.  As of April 12, 2011 there were 100,000,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with two (2) directors, consisting of Kevin Coughlin and William Cleave.

We have determined that we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.                      Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2010 and for fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2010	December 31, 2009
Audit Fees	$24,000	$-
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$24,000	$-

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.                      Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 filed on August 27, 2007)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form SB-2 filed on August 27, 2007)
3.3	Certificate of Amendment of the Nevada Secretary of State changing the name of the company to Leeward Group Holdings Inc. (Incorporated by reference to our Form 8-K filed on September 13, 2010)
(10)	Material Contracts
10.1	Share Exchange Agreement dated May 28, 2010 with Leeward Group, Inc. (Incorporated by reference to our Form 425 filed on June 9, 2010)
10.2	Agreement of Sale between Sangamon Associates, Inc., and Flagship Insurance, Inc. (Incorporated by reference to our Form 425 filed on June 9, 2010)
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

(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on September 9, 2008)
(21)	Subsidiaries
21.1	Leeward Group, Inc. a Delaware corporation Sangamon Associates, Inc. a New Jersey corporation Flagship Insurance Agency, Inc., a Massachusetts corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LEEWARD GROUP HOLDINGS INC.
(Registrant)
Dated: April 14, 2011	/s/ Kevin M. Coughlin
Kevin M. Coughlin
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2011	/s/ Kevin M. Coughlin
Kevin M. Coughlin
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: April 14, 2011	/s/ William Cleave
William Cleave
Vice President, Chief Operational Officer, Secretary and Director