Form 10-Q
period 2011-03-31
LEEWARD GROUP HOLDINGS INC.
filed 2011-05-23
CIK 1410690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

 [X]

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended

 March 31, 2011

 or

 [  ]

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the transition period fromto

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

 Smaller reporting company

 [X]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES  [ ] NO

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

 100,000,000 common shares issued and outstanding as of May 20, 2011.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended March 31, 2011 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with our company’s audited financial statements and the 10-K for the year ended December 31, 2010.

On May 28, 2010, we changed our year end from May 31 to December 31.

 LEEWARD GROUP HOLDINGS, INC.

 (FKA PRINCIPLE SECURITY INTERNATIONAL, INC.)

 Consolidated Balance Sheets

 ASSETS

 March 31,

 December 31,

 2011

 2010

 (unaudited)

 CURRENT ASSETS

 Cash

 $

           23,863

 $

           14,250

 Restricted cash

           22,137

           35,399

 Commissions receivable

         150,460

         117,367

 Total Current Assets

         196,460

         167,016

 PROPERTY AND EQUIPMENT, net

               375

               500

 OTHER ASSETS

 Intangible assets, net

         467,780

         499,566

 TOTAL ASSETS

 $

         664,615

 $

         667,082

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES

 Accounts payable and accrued expenses

 $

           71,928

  $

           66,582

 Premiums in trust

           18,817

           37,146

 Capital leases

                 -

            1,637

 Related party note payable

         237,057

         239,282

 Notes payable, current portion

  53,536

           53,515

 Total Current Liabilities

         381,338

         398,162

 LONG-TERM LIABILITIES

 Notes payable, net of current portion

         526,530

         540,165

 TOTAL LIABILITIES

 907,868

 938,327

 STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; $0.0001 par value,100,000,000 shares

   authorized; 100,000,000 shares issued

   and outstanding, respectively

            1,000

            1,000

 Additional paid-in capital

         487,924

         487,924

 Accumulated deficit

        (732,177)

        (760,169)

 Total Stockholders' Equity (Deficit)

        (243,253)

        (271,245)

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

 $

         664,615

 $

         667,082

 The accompanying notes are an integral part of these financial statements.

 LEEWARD GROUP HOLDINGS, INC.

 (FKA PRINCIPLE SECURITY INTERNATIONAL, INC.)

 Consolidated Statements of Operations

 (unaudited)

 For the Three Months Ended

 March 31,

 2011

 2010

 REVENUES

  $

         388,928

  $

         322,909

 OPERATING EXPENSES

 Depreciation and amortization

           31,911

           32,194

 Salaries and wages

         220,259

         209,575

 General and administrative

           97,009

         139,373

 Total Operating Expenses

         349,179

         381,142

 OPERATING INCOME (LOSS)

           39,749

          (58,233)

 OTHER INCOME (EXPENSE)

 Interest income

                   -

               137

 Interest expense

          (11,757)

          (32,860)

 Total Other Income (Expense)

          (11,757)

          (32,723)

 INCOME (LOSS) BEFORE INCOME TAXES

           27,992

          (90,956)

 INCOME TAX EXPENSE

                   -

                   -

 NET INCOME (LOSS)

 $

           27,992

 $

          (90,956)

 BASIC AND DILUTED INCOME (LOSS)

    PER SHARE

 $

              0.00

 $

             (0.00)

 WEIGHTED AVERAGE NUMBER

   NUMBER OF SHARES OUTSTANDING

   100,000,000

    65,000,000

 The accompanying notes are an integral part of these financial statements.

 LEEWARD GROUP HOLDINGS, INC.

 (FKA PRINCIPLE SECURITY INTERNATIONAL, INC.)

 Consolidated Statements of Stockholders' Equity (Deficit)

 Total

 Additional

 Stockholders'

 Common Stock

 Paid-in

 Accumulated

 Equity

 Shares

 Amount

 Capital

 Deficit

 (Deficit)

 Balance, December 31, 2009

     65,000,000

 $

               650

 $

         488,274

 $

        (515,647)

 $

          (26,723)

 Recapitalization pursuant to

 reverse merger

 35,000,000

               350

 (350)

                    -

                    -

 Net loss for the year

    ended December 31, 2010

                    -

                    -

                    -

        (244,522)

        (244,522)

 Balance, December 31, 2010

   100,000,000

             1,000

         487,924

        (760,169)

        (271,245)

 Net income for the three months

    ended March 31, 2011 (unaudited)

                    -

                    -

                    -

           27,992

           27,992

 Balance, March 31, 2011 (unaudited)

   100,000,000

 $

             1,000

 $

         487,924

 $

        (732,177)

 $

        (243,253)

 The accompanying notes are an integral part of these financial statements.

 LEEWARD GROUP HOLDINGS, INC.

 (FKA PRINCIPLE SECURITY INTERNATIONAL, INC.)

 Consolidated Statements of Cash Flows

 (unaudited)

 For the Three Months Ended

 March 31,

 2011

 2010

 OPERATING ACTIVITIES

 Net income (loss)

 $

        27,992

 $

       (90,956)

 Adjustments to reconcile net loss to

   net cash used by operating activities:

 Depreciation and amortization

        31,911

        32,194

 Amortization of beneficial conversion feature

                 -

        15,099

 Changes in operating assets and liabilities

 Commissions receivable

       (33,093)

         (5,703)

 Prepaid expenses

                 -

          6,667

 Accounts payable and accrued expenses

          5,346

         (1,316)

 Premiums in trust

       (18,329)

       (21,515)

 Net Cash Provided by

  (Used in) Operating Activities

        13,827

       (65,530)

 INVESTING ACTIVITIES

                 -

                 -

 FINANCING ACTIVITIES

 Repayment of capital leases

         (1,637)

         (1,945)

 Repayment of related party note

         (2,225)

         (1,124)

 Repayments of notes payable

       (13,614)

       (46,408)

 Net Cash Used in Financing Activities

       (17,476)

       (49,477)

 NET DECREASE IN CASH

         (3,649)

     (115,007)

 CASH AT BEGINNING OF PERIOD

        49,649

      296,446

 CASH AT END OF PERIOD

 $

        46,000

 $

      181,439

 SUPPLEMENTAL DISCLOSURES OF

 CASH FLOW INFORMATION

 CASH PAID FOR:

 Interest

 $

          9,865

 $

          9,595

 Income taxes

                 -

                 -

 NON CASH FINANCING ACTIVITIES:

 $

                 -

 $

                 -

 The accompanying notes are an integral part of these financial statements.

LEEWARD GROUP HOLDINGS, INC.

(FKA PRINCIPLE SECURITY INTERNATIONAL, INC.)

Notes to the Financial Statements

March 31, 2011 and December 31, 2010

 NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended March 31, 2011 is not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  As of March 31, 2011 the Company has incurred an accumulated deficit of $732,177.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Reclassification of Financial Statement Accounts

Certain amounts in the March 31, 2010 financial statements have been reclassified to conform to the presentation in the March 31, 2011 financial statements.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

LEEWARD GROUP HOLDINGS, INC.

(FKA PRINCIPLE SECURITY INTERNATIONAL, INC.)

Notes to the Financial Statements

March 31, 2011 and December 31, 2010

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

As of March 31, 2011 and December 31, 2010 the Company had $22,137 and $35,399 in restricted cash and $18,817 and $37,146 in premiums in trust.

NOTE 5 – RELATED PARTY NOTES PAYABLE

During the three months ended March 31, 2011 and December 31, 2010, the Company had borrowed a total of $237,057 and $239,282 from related parties.  Of this total, the Company borrowed $27,057 and $29,282 from an officer of the Company.  This note bears no interest, is unsecured and is due on demand.

The remaining $210,000 at each period end had been borrowed from other related parties.  These notes bear interest at 6%, are unsecured and due June 28, 2011.  During the three months ended March 31, 2011 these notes accrued $3,107 in interest and the Company paid $1,650 toward the accrued interest.

 NOTE 6 – NOTES PAYABLE

During October of 2009, the Company entered into an SBA loan with an initial principle balance was $650,000 bearing interest at a fixed interest rate of either of 6% or prime+2.75%, whichever is greater.  The loan matures on September 30, 2019 and is collateralized by the assets of the Company and all of its wholly owned subsidiaries.

As of March 31, 2011 and December 31, 2010 the Company had an SBA loan with an outstanding balance of $580,066 and $593,680.  During the three months ended March 31, 2011, the Company incurred interest expense of $8,651 and repaid principle totalling $13,614.

NOTE 7 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 shares of common stock.  As of March 31, 2011 there were 100,000,000 shares issued and outstanding.

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

LEEWARD GROUP HOLDINGS, INC.

(FKA PRINCIPLE SECURITY INTERNATIONAL, INC.)

Notes to the Financial Statements

March 31, 2011 and December 31, 2010

NOTE 7 – EQUITY TRANSACTIONS (CONTINUED)

Effective September 10, 2010, the Nevada Secretary of State accepted for filing a Certificate of Amendment to change the name of the Company to Leeward Group Holdings Inc., as approved by the Company’s board of directors and a majority of its shareholders.

NOTE 8 – SUBSEQUENT EVENTS

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

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.  The following discussion should be read in conjunction with our company’s audited financial statements and 10-K for the year ended December 31, 2010 and unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to "common stock" refer to common shares in the capital of our company and the terms "we", "us", "our" and "our company" mean Leeward Group Holdings Inc. and our subsidiaries Sangamon Associates, Inc., a New Jersey corporation and Flagship Insurance Agency, Inc., a Massachusetts corporation.

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

Cash Requirements

We have made insurance agency asset acquisitions each year, since beginning operations in 2007.  We intend to continue to acquire insurance agency assets.  We had an independent, certified appraisal performed on company assets acquired as of March 31, 2009.  This appraisal valued our acquired insurance agency assets based on customer base and cash flow.  As of March 31, 2009 our assets acquired to date were valued at over $1,800,000.  We estimate that 26,000 independent insurance agencies can be categorized as having less than 1.25 million in annual commission revenue.  Our target acquisition has less than $1.25 million in commission revenue.  Our company’s plan of action over the next twelve months is to continue its operations to market and sell insurance products and raise additional capital financing, if necessary, to acquire agency assets and grow operations.

Acquisitions will be based on our ability to internally finance from cash flow, raise equity and/or debt to acquire the assets.  The disruption in the credit and financial markets had made the availability of equity and/or debt uncertain.

Over the next 12 months we anticipate that we will incur the following operating expenses:

 General, Administrative and Corporate Expenses

 $525,000

 Depreciation and amortization

 $139,545

 Salaries, and wages

 $650,000

 Professional fees

 $60,000

 Total

 $1,374,545

Our estimated cash flow from operations is estimated to be approximately $13,827 and our cash position as at March 31, 2011 is $46,000. On May 28, 2010, we changed our year end from May 31 to December 31.   We will need additional funds to meet our working capital requirements over the twelve month period.  We anticipate that we will have to raise additional funds through private placements of our equity securities and/or debt financing to complete our business plan. There is no assurance that the financing will be completed as planned or at all.  We have not yet been successful raising the funding necessary to proceed with our business plan.  If we are unable to secure adequate capital to continue our planned operations, our shareholders may lose some or all of their investment and our business may fail.

Results of Operations – Three months Ended March 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the three month period ended March 31, 2011 which are included herein.

Our operating results for the three months ended March 31, 2011, for the three months ended March 31, 2010 and the changes between those periods for the respective items are summarized as follows:

 Three months Ended

 March 31, 2011

 $

 Three months Ended

 March 31, 2010

 $

 Change Between

 Three Month Period Ended

 March 31, 2011 and March 31, 2010

 $

 Revenue

 388,928

 322,909

 66,019

 Depreciation and amortization

 31,911

 32,194

 283

 Salaries and wages

 220,259

 209,575

 10,684

 General and administrative

 97,009

 139,373

 42,364

 Other income (expense)

 (11,757)

 (32,860)

 21,103

 Net loss for the period

 27,992

 (90,956)

 118,948

Revenues

We had revenues of $388,928 during the three months ended March 31, 2011 as compared to revenues of $322,909 during the three months ended March 31, 2010.  The increase is a result of organic growth and commission incentives from prior year insurance sales.

Depreciation and amortization

Depreciation and amortization decreased by $283 for the three months ended March 31, 2011.

Salaries and wages

The $10,684 increase in salaries and wages for the three months ended March 31, 2011 was primarily due to normal fluctuations in our operations.  We expect our salaries and wages to increase as we continue to acquire insurance agencies.

General and administrative

The $42,364 decrease in general and administration for the three months ended March 31, 2011 was primarily due to the fact that we completed acquisitions in late 2009 that resulted in redundant operating expenses while operations were consolidated.  Accordingly we have seen a decrease in operating expenses such as travel expenses, leases expenses, relocation expenses, as other general expenses.

Liquidity and Financial Condition

Working Capital

 At

 March 31, 2011

 At

 December 31,

 2010

 Current assets

 $

 196,460

 $

 167,016

 Current liabilities

 381,338

 398,162

 Working capital

 $

 (184,878)

 $

 (231,146)

Cash Flows

 Three months Ended

 March 31

 2011

 2010

 Cash flows provided by (used in) operating activities

 $

 13,827

 $

 (65,530)

 Cash flows provided by (used in) investing activities

 Nil

 Nil

 Cash flows provided by (used in) financing activities

 (17,476)

 (49,477)

 Increase (decrease) in cash and cash equivalents

 $

 (3,649)

 $

 (115,007)

Operating Activities

Net cash used in operating activities was $13,827 for the three months ended March 31, 2011 compared with cash used in operating activities of $(65,530) in the same period in 2010.  The increase is primarily due to our realization of a net income in the first quarter of 2011.

Investing Activities

Net cash provided by investing activities was $Nil for the three months ended March 31, 2011 compared to net cash used in investing activities of $Nil in the same period in 2010.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2011 was $17,476 compared to net cased used in financing activities of $49,477 for the three months ended March 31, 2011.  The decrease was mainly attributable to the fact that in 2010 the Company worked to repay notes issued in conjunction with acquisitions made during the 2009 year.

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

Reclassification of Financial Statement Accounts

Certain amounts in the March 31, 2010 financial statements have been reclassified to conform to the presentation in the March 31, 2011 financial statements.

Recent Accounting Pronouncements

Our company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on our company’s financial position, or statements

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our company has incurred a net income of $27,992 for the three month period ended March 31, 2011 [2010 - $(90,956)]. Our company has generated revenue, however we have a substantial accumulated deficit and negative working capital of $(184,878) as at March 31, 2011 [2010 - $(231,146)].  We require additional funds to maintain our existing operations and to acquire new business assets.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms.  The outcome of these matters cannot be predicted at this time.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report due to the lack of adequate segregation of duties and no audit committee. Our company plans to remedy these weaknesses as funds become available.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

 -

 An increase in capital-raising by insurance underwriting companies, which could result in new capital in the industry, which in turn may lead to lower insurance premiums and commissions;

 -

 The selling of insurance by insurance companies directly to insureds without the involvement of a broker or other intermediary;

 -

 Changes in our company’s business compensation model as a result of regulatory developments;

 -

The establishment of programs by Federal and state governments to provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage, which compete with, or completely replace, insurance products offered by insurance carriers; and

 -

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

We have incurred significant losses since commencing business and expect losses to continue for the foreseeable future.

We have had modest revenues to date. We had a net income of $27,992 for the three months ended March 31, 2011 and a net loss of $90,956 for the three months ended March 31, 2010. As of March 31, 2011, we had cash of $46,000 and a working capital deficit of $184,878.

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

None.

Item 6.                      Exhibits

 Exhibit Number

 Description

 (3)

 Articles of Incorporation and By-laws

 3.1

 Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 filed on August 27, 2007)

 3.2

 Bylaws  (Incorporated by reference to our Registration Statement on Form SB-2 filed on August 27, 2007)

 3.3

 Certificate of Amendment of the Nevada Secretary of State changing the name of our company to Leeward Group Holdings Inc. (Incorporated by reference to our Form 8-K filed on September 13, 2010)

 (10)

 Material Contracts

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

 LEEWARD GROUP HOLDINGS INC.

 (Registrant)

 Dated:  May 20, 2011

 /s/ Kevin M. Coughlin

 Kevin M. Coughlin

 President, Chief Executive Officer,

 Chief Financial Officer and Director

 (Principal Executive Officer, Principal Financial Officer

 and Principal Accounting Officer)